Form 10-K
period 2011-12-31
FX Alliance Inc.
filed 2012-03-29
CIK 1529979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 001-35423

FX ALLIANCE INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-5845576 (I.R.S. Employer Identification No.)
909 Third Avenue, 10th Floor, New York, New York (Address of Principal Executive Offices)	10022 (Zip Code)

(646) 268-9900
(Registrant's Telephone Number, Including Area Code)

                Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	New York Stock Exchange

                Securities Registered Pursuant to Section 12(g) of the Act: None

                Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

                Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

                Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

                Indicate by checkmark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒    No ☐

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

                Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

                Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

                The registrant commenced the initial public offering of its common stock on February 9, 2012. Accordingly, there was no public market for the registrant's common stock as of June 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter.

                As of March 22, 2012, the Registrant had 28,315,437 shares of Common Stock outstanding.

i

Cautionary Note Regarding Forward-Looking Statements

              This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "anticipate," "estimate," "expect," "forecast," "outlook," "potential," "project," "plan," "intend," "seek," "believe," "may," "will," "should," "can have," "likely," the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward looking statements. All forward looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

  •
  failure to successfully execute our growth strategy, including failing to increase our FX trading volumes, grow and maximize our existing institutional client relationships or effectively cross-sell our products to our clients;

  •
  economic conditions, such as the current Eurozone crisis, including their effect on the FX, financial and capital markets, our vendors and business partners, employment levels, and inflation;

  •
  our loss of key personnel or our inability to hire additional personnel;

  •
  damage or interruption to our electronic trading platform or information systems;

  •
  the impact of governmental laws and regulations;

  •
  changes in the competitive environment in our industry and the markets in which we operate;

  •
  natural disasters, unusually adverse weather conditions, pandemic outbreaks, boycotts and geo-political events; and

  •
  our failure to maintain effective internal controls.

              While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under Item 1A. "Risk Factors" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K. All forward looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward looking statements made in this Annual Report on Form 10-K in the context of these risks and uncertainties.

 PART I

Item 1.    Business

Overview

              We are the leading independent global provider of electronic foreign exchange trading solutions, with over 1,000 institutional clients worldwide. We provide institutional clients with 24-hour direct access, five days per week, to the foreign exchange, or "FX," market, which is the world's largest and most liquid financial market. In a typical FX transaction, market participants buy one currency and simultaneously sell another currency, a combination known as a "currency pair." Our proprietary technology platform enables us to deliver efficient and reliable FX price discovery, trade execution and automation of pre-trade and post-trade transaction workflow for more than 400 currency pairs with access to a deep pool of liquidity from the world's leading banks and other liquidity providers. Our large and diversified institutional client base, including 58 of the S&P Global 100 and all of the top 25 banks in the FX industry globally, has grown steadily at an approximately 10% compound annual growth rate, or "CAGR," between 2007 and 2011. With offices around the world, we believe our global footprint provides us with access to a variety of high growth markets and diversifies our risk from regional economic conditions, as more than half of our trading volume is attributed to customers outside the United States.

              Our comprehensive suite of electronic FX trading products, including FX spot, FX forwards, FX swaps and non-deliverable forwards, or "NDFs," is used by asset managers, banks, broker-dealers, corporations, hedge funds, prime brokers and other institutions worldwide. Our platform supports the over-the-counter, or "OTC," trading of gold and silver on a spot, forward or swap basis and provides access to bank deposits. We offer single point access to multiple execution mechanisms, including collaborative trading, request for stream, continuous streaming prices, and an anonymous electronic communication network, or "ECN," as well as execution mechanisms proprietary to specific liquidity providers. Our platform also supports advanced order types, such as limit, pegged, stop, and variable TWAP orders. In addition to facilitating our clients' FX transactions, we also license our technology for distribution under our clients' brands, which we refer to as white-labeled enterprise solutions.

              As a trading technology provider, we facilitate trading between market participants, but do not act as a market maker, take principal positions for our own account or clear trades. Our clients settle their trades directly with their counterparties or prime brokers outside our platform. Our institutional clients' trading activities with us can be categorized into two types: relationship trading and active trading. Relationship trading includes our collaborative trading and request for stream systems, which are used primarily by corporations and asset managers to hedge commercial FX risk. Historically we have been focused on relationship trading. In 2011, relationship trading accounted for approximately 80% of our total trading volume and approximately 69% of transaction fee revenues. Active trading includes our continuous streaming prices and ECN systems, which are used primarily by banks, broker-dealers, hedge funds, prime brokers and other market participants who trade currencies as a central activity or profit center. In 2011, active trading accounted for approximately 20% of our total trading volume and approximately 31% of transaction fee revenues. During the four years from 2007 to 2011, the number of buy-side clients on our relationship trading systems has grown by 25% and the number of clients on our active trading platform has grown by 414%. For more information related to relationship trading and active trading, see "—Trade Execution." The charts below highlight our client base and business mix:

Total Clients	Transaction Fees by Type in 2011

Notes: Total Clients is defined as trading entities that executed a trade generating a transaction fee during the year. Transaction fees represented 76% of our total revenues for the year ended December 31, 2011.

              From 2007 to 2011, the average daily trading volume on our platform, calculated by counting one side of a transaction, grew from $50.6 billion in 2007 to $83.4 billion in 2011, representing a CAGR of 13.3%. In July 2011, we experienced record trading volume of $140 billion in a single day resulting from increased trading across all our trading systems. In 2011, we generated $118.3 million in total revenues and $26.1 million of net income, which have grown at CAGRs of 10.5% and 12.8%, respectively, since 2007.

              We have offices in New York, Boston, Washington D.C., London, Zurich, Tokyo, Singapore, Hong Kong, Mumbai and Sydney, and are qualified to do business in over 68 countries. We believe that our global footprint provides us with access to a variety of high growth markets and diversifies our risk from regional economic conditions, as more than half of our trading volume is attributed to customers outside the United States. Our FX trading activities are regulated in a number of different markets by regional regulators.

Our Industry

              The global FX market is the largest and one of the fastest growing liquid markets in the world. Traders in this market include large banks, asset managers, hedge funds, central banks, broker-dealers, corporations, governments, other financial institutions and retail investors. According to the 2010 Triennial Central Bank Survey from the Bank for International Settlements, the average daily volume in the global FX market grew approximately 20%, from approximately $3.3 trillion in 2007 to approximately $4.0 trillion in 2010. The chart below highlights trends in the average daily volume and product mix in the FX market from 2001 to 2010.

Source: 2010 Triennial Central Bank Survey from the Bank for International Settlements

              There are a variety of FX contracts. An FX spot trade is the exchange of one currency against another at an agreed rate for immediate delivery (generally two business days after the trade date). An FX forward (or outright forward) is an agreement to purchase or sell a set amount of a foreign currency at a specified price for delivery at a predetermined future date. An FX swap involves the actual exchange of two currencies (principal amount only) on a specific date at a rate agreed at the time of the conclusion of the contract (the short leg), and a reverse exchange of the same two currencies at a date further in the future at a rate (generally different from the rate applied to the short leg) agreed at the time of the contract (the long leg). An NDF is an FX forward contract that is net cash settled (often in U.S. dollars) upon expiration based on the difference between the contracted forward rate and the prevailing reference rate for the currency at maturity. In an NDF transaction, there is no physical exchange of currencies. An FX option is an agreement that provides the owner the right, but not the obligation, to purchase or sell a set amount of a foreign currency at a specified price for future delivery.

              We believe that the increase in average daily FX trading volumes from 2001 to 2010 can be attributed to various factors, including: the rising importance of foreign exchange as an asset class, the increased trading activity of hedge funds and high frequency traders during this period and the growth of electronic execution methods, which have lowered transaction costs, increased market liquidity and attracted greater participation from many types of clients. In addition, the trading volumes of mutual funds, insurance companies, pension funds and other asset managers grew during this period, in part, as a result of increasing international assets under management. Corporations also continue to actively manage their FX exposure as their businesses expand globally. According to Standard and Poor's, foreign sales accounted for more than 40% of total 2010 revenues for S&P 500 companies that reported foreign sales in 2010. While we believe the long-term growth drivers of the FX industry remain intact, based on our own experience, FX volumes have recently been, and are expected to continue to be, adversely affected due to the uncertainties resulting from the current Eurozone crisis.

              According to the Aite Group, the electronic FX trading market accounts for over 65% of total global FX volumes. The benefits of electronic FX trading include lower processing costs, an increased ability to audit, enhanced price transparency and greater access to liquidity. Additionally, electronic execution of FX trades makes post-trade processing easier and less manual. For these reasons, we expect electronic trading of FX to grow faster than the FX market overall.

              A large majority of FX contracts trade OTC as opposed to being traded on an exchange. The OTC market offers deep liquidity with greater flexibility to tailor transaction terms, including amounts, settlement dates and execution mechanisms to fit the commercial requirements of diverse participants. The OTC FX market is also operationally efficient, with an extensive infrastructure developed by the industry over many years to facilitate trade processing, settlement and risk management of large trading volumes.

              FX is traded OTC in a number of ways, including through multibank systems, single bank platforms, ECNs and interdealer platforms. Multibank systems enable trading with a number of different banks and other market participants on the same platform, as opposed to single bank platforms which are sponsored by a single liquidity provider and generally require clients to trade with that liquidity provider. ECNs provide a central limit order book where participants may trade on bids and offers from other participants, as well as enter their own bids and offers for display to the participants, typically anonymously. Interdealer platforms enable liquidity providers to hedge trading positions with each other.

Our Competitive Strengths

              We believe that our competitive strengths include the following:

  •
  Market leader in the large and fast-growing electronic FX market.  We are a market leader in the largest, most liquid financial market in the world. We have been ranked as the top multibank and independent platform by Euromoney magazine for ten consecutive years and as best independent online FX trading system by Global Finance magazine every year since 2005. Due to the size and liquidity of the FX market, we anticipate significant growth in global FX volumes driven by increases in global trade, investments, and international assets under management, as well as new participants trading FX and a demand for transparent markets. We believe that our deep pool of liquidity from a wide range of market participants creates a network effect that attracts more participants as it grows, leading to increased transaction fees.

  •
  Comprehensive suite of award winning FX products and execution and workflow management solutions. Our solutions cover the entire transaction cycle including pre trade, trade and post trade solutions. We deliver low-latency, resilient, software-as-a-service trading platforms and workflow solutions to cater to the comprehensive and diverse needs of over 1,000 institutional clients globally. Our range of relationship trading and active trading systems enable us to serve multiple market structures, including multi-bank, ECN and interdealer. Additionally, our white-labeled enterprise solutions allow us to serve the single bank market. By processing trades electronically, our platform provides trade workflow automation for each stage in the trading cycle and supports best practices with respect to trade execution, including competitive dealing, role-based permissioning, straight through processing, or "STP," automated confirmations and audit trails to improve execution, control and risk management. We provide market participants with multiple trading mechanisms and our Settlement Center product provides comprehensive post trade processing to enhance efficiency and reduce errors. We believe the quality and breadth of our products, execution services and trade workflow solutions are evidenced by the industry awards that we have received and our strong customer satisfaction.

  •
  Blue-chip and diversified institutional client base.  We have an impressive, diversified and blue-chip institutional client base consisting of asset managers, banks, broker dealers, corporations, hedge funds and prime brokers. As of December 31, 2011, our clients include 58 of the S&P Global 100, 132 of the Fortune 500, 55 of the top 100 European institutional asset managers, 27 of the top 100 U.S. institutional asset managers, six of the top ten hedge funds and all of the top 25 banks in the FX industry globally, with no single client accounting for more than 9% of total revenues. Our diversification across institutional client categories helps increase the stability of our trading volumes and revenues. We believe we are well-positioned to leverage our trading relationships to deliver liquidity and drive additional market share gains through the network effect. In addition, our broad buy-side distribution platform, spanning asset managers, corporate treasurers, active traders and market makers, provides us with unique insights into the FX market.

  •
  Embedded and scalable technology.  Our platform is embedded in our clients' trading workflow and risk management controls making it central to their FX trading processes. We design our proprietary systems to be deployable, scalable, flexible, fast, and fault tolerant. We have been issued five patents for our technology, and spend a significant amount enhancing our core technology base as well as our client facing systems. We provide a service that we believe is financially compelling to both our liquidity providers and our market participant clients. The scalable nature of our technology allows us to add new clients in a cost-effective manner, and has facilitated our rapid growth.

  •
  Trusted independent FX platform.  We believe our independence makes us a trustworthy partner for the institutional FX industry. Because we do not make markets, take positions or trade for our own account, clients trade FX on our platform and consult with us regarding their execution strategies with the knowledge that we will not take principal positions against them and can offer unbiased information. We believe that this independence allows us to be a preferred provider of FX trading technology, data and execution quality reports for institutional clients.

  •
  Proven and experienced management team.  Since our inception, we have consistently been an innovator in the FX markets, introducing new functionality to our platform to meet the needs of institutional clients. Our management team consists of a number of seasoned executives who have been with us since our founding in 2000, as well as a number of respected executives with an average of 16 years of electronic trading industry experience. Our leadership team, led by Philip Z. Weisberg, has successfully built the leading independent electronic FX platform for institutional clients over the last 11 years. Mr. Weisberg has received numerous awards and other recognition, including Institutional Investor's 2011 "Tech 50" list of top innovators in financial technology, FX Week's 2011 e-FX Achievement Award, and Profit & Loss's 2011 "Hall of Fame," which recognize individuals who have made a significant contribution to the growth of the FX industry.

Our Growth Strategies

              We plan to enhance our competitive position by increasing our volumes and market share as well as broadening our product set.

  •
  Increase our FX trading volumes and market share.  We expect our FX volumes to benefit from the growth in overall electronic FX volumes. According to the 2010 Triennial Central Bank Survey from the Bank for International Settlements, the global FX market has grown at an average annual rate of 14% from 2001 to 2010, with overall growth in electronic volumes growing faster than the market. Even though we are one of the largest institutional FX trading platforms, our current market share represents only 2% of the global FX average daily trading volume of approximately $4.0 trillion. We plan to increase this share by continuing to grow our client base, and increasing the percentage of our clients' overall FX trading volume transacted on our platform. We believe we are uniquely positioned to serve every major category of institutional clients and to capture greater trading volumes as more firms seek to increase the sophistication of their FX trading capabilities.

  •
  Grow and maximize our existing institutional client relationships.  We believe that there are significant opportunities to cross-sell additional products to our existing clients. Embedding more of our services with our clients will enable us to capture a greater percentage of their volume tradable through our platform and will result in incremental user fees, driving revenues with little to no incremental investment. In addition, we seek to expand our presence within current clients to business units that do not currently transact through us. We also see another large opportunity to grow our licensing of white-labeled technology to our many bank clients.

  •
  Expand our product offering.  We intend to grow our business by offering our clients additional products and features that are complementary to our existing suite of products, such as FX options. Additionally, we are creating more pre- and post-trade services and workflow tools that we believe will be of interest to our clients. We plan to cross sell these new capabilities to existing clients, as well as use them as competitive differentiators to attract new clients. These new products are expected to drive incremental trading volume through our systems, increasing and further diversifying our revenues.

  •
  Capitalize on opportunities related to regulatory reform.  Approximately 99% of our trading volume consists of institutional FX spot, FX forwards and FX swaps transactions, which are generally exempt from regulation. Recent regulatory changes, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the "Dodd-Frank Act," will require the centralized clearing of FX NDFs and FX options as well as execution through a regulated entity, such as a swap execution facility, or "SEF." We believe that our investments in technology and market knowledge would facilitate our becoming a SEF. Accordingly, we believe that there is an opportunity to increase the products and services that we offer clients on our platform.

  •
  Pursue strategic alliances and acquisitions.  We intend to selectively consider opportunities to grow through strategic alliances or acquisitions that are additive to our business. These opportunities may enhance our existing capabilities or enable us to enter new markets or provide new products or services, such as our acquisition of Lava Trading, Inc. ("LTI") in December 2009, which bolstered our active trading client base. We intend to focus on opportunities that we believe can enhance or benefit from our technology platform, provide significant market share and profitability and are consistent with our corporate culture. We believe that the establishment of a public trading market for our common stock will enhance our ability to pursue strategic opportunities by providing an additional form of currency with which to execute future acquisitions..

              Our predecessor business, FX Alliance, LLC, was formed in the State of Delaware in June 2000. Our business was reincorporated as FX Alliance Inc. in the State of Delaware in September 2006.

              Our principal executive offices are located at 909 Third Avenue, 10th Floor, New York, New York 10022. Our telephone number is (646) 268-9900. The address of our website is www.fxall.com.

Our Products and Services

              We offer a variety of technology solutions that enable our institutional clients to view FX prices and execute transactions across over 400 currency pairs with selected counterparties in a manner of their choosing. Our systems are designed to execute transactions across a number of different FX products including FX spot, FX forwards, FX swaps and NDFs, as well as bank deposits and precious metals.

              Our solutions can be accessed either through our front-end trading platform installed on the client's desktops, or via an application programming interface, or "API," providing a direct connection to the client's own trading systems. Our products and services span pre trade, trade, and post trade activities and include trade workflow automation, risk management and compliance solutions and execution quality analysis.

FXall's Broad Range of Products and Capabilities

              In addition to facilitating our clients' FX transactions, we also license our technology for distribution under our clients' brands, which we refer to as white-labeled enterprise solutions. We believe there is a significant opportunity to expand our enterprise solutions franchise over time based on our understanding of the workflow and technology, our expertise in delivering software-as-a-service, as well as our reputational credibility.

              Our primary source of revenue is transaction fees from trade executions. We are also compensated for pre-trade and post-trade services through a combination of user fees for system access and support, trade confirmation and other post-trade events and other fees for premium services. Some of our services do not have fees associated with them, including basic market data, basic connectivity and STP, controls, basic reporting and analytics, but serve as features that attract customers to our platform.

Pre-Trade

    Order and Execution Management

              Prior to trading, clients may use our platform to prepare orders for execution using two systems:

  •
  Portfolio Order Management System, or "POMS":  POMS allows users to upload amounts to be purchased or sold, which we refer to as "trade requirements," directly through an integration with their treasury or order management system, import order files, copy and paste orders from a spreadsheet, or manually input individual requirements. POMS includes a trading blotter for staging and execution of FX orders. The trading blotter enables users to automatically group trade requirements and aggregate and net multiple requirements in the same currencies to simplify trading of a batch and minimize transaction costs.

  •
  Aggregator:  Aggregator is an execution management tool providing the ability to execute orders dynamically at the best prices taking into account both (a) prices from liquidity providers using Bank Stream and (b) bids and offers displayed in Order Book. Users can control whether to trade on Bank Stream, Order Book, or both. Aggregator will determine and display the best bid and offer prices from the selected liquidity sources given a currency pair and order size. Users may enter limit orders that may be executed from either source.

Trade Execution

              Our electronic trading execution platform provides single point access to multiple execution methods or trading mechanisms to meet the diverse needs of our institutional clients. Because different trading protocols are attractive to different types of clients and accommodate a range of FX products and market conditions, the diversity and flexibility of our protocols is a key differentiator.

    Relationship Trading Mechanisms:

  •
  Request for Stream (QuickTrade):  Through QuickTrade, users can submit a request for stream inquiry to obtain pricing from banks with which they have trading relationships to trade on a disclosed bilateral basis. Clients have the flexibility to trade FX spot, swaps, forwards and NDFs in any currency pair, for any value date, in any amount and to select the best price from competing liquidity providers. QuickTrade users typically have identified a specific trade requirement that they wish to cover immediately in a single transaction and typically have trading relationships with multiple liquidity providers.

  •
  Collaborative Trading:  Our collaborative trading system provides an efficient mechanism for trading complex batches of currencies which may comprise trade requirements in multiple currencies and value dates. When a user directs a batch to a liquidity provider for pricing, a salesperson or trader at the liquidity provider can view and provide price quotes for the batch using our interface for liquidity providers, called Treasury Center. Built-in chat functionality enables the client and salesperson to communicate special instructions or additional information. This collaborative approach is also effective when a client wishes to transfer the risk of a large portfolio of trade requirements at one time or the participant and liquidity provider wish to negotiate terms online.

  •
  Dealer Proprietary Orders:  Clients may execute trades using execution mechanisms proprietary to specific liquidity providers. Examples include benchmark fixings which apply algorithms to published FX prices to determine executable prices at pre-set times. Benchmark fixings provide the opportunity to trade large amounts at a competitive independently verified and efficient price.

    Active Trading Mechanisms:

  •
  Continuous Stream (Bank Stream):  Bank Stream provides the ability to trade on continuous streaming spot prices in major currency pairs. A key benefit of Bank Stream is execution speed, which is important for clients who trade frequently in response to market fluctuations. Trading on continuous streams is fast because the client has immediate access to the current price without needing to request a stream each time it trades. Like request for stream, continuous stream enables the client to trade on a disclosed bilateral basis with multiple liquidity providers with whom the client has a trading relationship.

  •
  Anonymous Electronic Communications Network (Order Book):  Order Book allows clients to trade spot currencies by entering bids and offers for display to other participants, or by trading on bids and offers from other participants. Clients may settle trades through a prime broker, which enables the client to trade without disclosing its identity to its counterparties. Using a prime broker, clients have access to bids and offers from many other participants with whom the client does not have a trading relationship. Order Book is generally used by clients who seek to trade currencies actively for a profit, rather than to hedge commercial risks. Order Book allows advanced order types to be placed such as, enhanced TWAP, limit, discretion, peg, reserve and hidden orders.

  •
  Interdealer Trading:  We connect dealers to liquidity from other dealers, enabling dealers to hedge positions and manage currency exposures generated by their market making activity. Interdealer trading uses Order Book including advanced order types effective for block trading.

Post-Trade

    Settlement Center

              Clients use our Settlement Center to manage post-trade messaging with a network of approximately 390 bank settlement counterparties, custodians and prime brokers. Settlement Center does not settle trades itself; it facilitates settlement between clients by creating trade confirmations, matching trades, determining settlement paths, managing settlement instructions, automatically generating settlement netting payments, determining eligibility for CLS Bank settlement, and delivering secure third-party notifications. Our trading systems and Settlement Center support trades split into multiple allocations for settlement purposes, an important feature for asset managers responsible for trading on behalf of multiple funds or separate accounts. Users can automatically book trades after execution for real-time STP. Settlement Center supports trades executed on FXall as well as trades not executed on FXall.

Other Products and Features

              Our other products and features support or enable our clients' trading activities. We are compensated for these products and features through standalone fees or indirectly, through transaction fees.

    Market Data

              We provide our trading clients with comprehensive real-time market data, including: indicative bids and offers on over 80 currency pairs and over 2,300 calculated crosses; spot rates as well as forward points for multiple tenors from one week to one year; and access to all executable Order Book bids and offers, including amounts and rates. Market data is available through APIs or graphical user interfaces, or "GUIs."

    Connectivity and Straight-Through Processing

              We provide integration tools that provide connectivity and STP to and from our clients' enterprise systems to increase efficiency and control in their trade and operational workflows. STP allows a client to upload its orders and trade requirements automatically to our trading system where they can trade. After trades are complete, STP delivers trade execution details to the client's systems. We support multiple standard and customized proprietary formats to meet our clients' needs.

  •
  Financial Information Exchange, or "FIX":  Our FIX messaging gateway provides clients with a fast and cost-effective means of integrating FXall with the client's trading systems. The FIX protocol is an industry-standard series of messaging specifications for the electronic communication of trade-related messages.

  •
  Application Programming Interface:  Clients not accessing our GUI can access FXall liquidity using our proprietary trading API. Trade requirements from order management systems can be programmed to be executed automatically. Systematic traders can use the API to fully automate the execution of their FX trading strategies.

  •
  QuickConnect:  For clients who do not use FIX or proprietary APIs, we offer an STP solution that interprets varied public and proprietary message formats to automate trading workflows between treasury and portfolio management systems.

  •
  Partner Channel Program:  We established our Partner Channel Program to offer clients access to a network of approximately 50 qualified sell-side and buy-side system technology vendors who work with us to provide superior levels of workflow and STP solutions for mutual clients. A dedicated integration team works with clients, vendors and integration consultants that include the leading treasury and order management system providers, aggregators and connectivity providers to streamline the FX trading and settlement process. New vendors are added in response to client requests and market research.

    Controls

              Our robust, flexible role-based permissioning and approval tools let clients establish multiple levels of segregation to help enforce compliance with the client's trade preparation, review and authorization procedures.

    Reporting and Analytical Tools

              We deliver clients a wide range of reporting analytics to assist in tracking and evaluating trade execution activity and quality, including full audit trail reports and execution performance reviews.

              All clients have access to a basic reporting and analytics package that covers administration, which provides details around accounts, users, user entitlements, trading limits and standard audit reports around the set-up of accounts and mappings by provider. Additional details are provided relating to client billing, trade activity details, and Settlement Center analysis including review of settlement instructions. Specific reports include trade activity analysis, details of unmatched deals, client savings, money market summary, prime broker summary, and deal and time analysis. We also provide a trading summary of activity by liquidity provider. Trade ticket details are available with full audit trail.

  •
  Execution Quality Analysis, or "EQA":  EQA is our comprehensive proprietary reporting tool available to clients on a monthly or quarterly basis to analyze the client's historical trading activity on FXall to provide insight into the client's trading strategies and highlight opportunities to improve performance. Analyses include currency pair and provider volume distributions, spreads by time of day, trades compared to the day's high-low range and benchmark fixing rates, response times, provider breakdowns, and netting opportunities.

White-labeled Enterprise Solutions

              We license our systems on a white-labeled basis to large financial institutions. The systems available for white labeling include:

  •
  Customer Order Management System, or "COMS":  COMS allows bank sales and trading teams to automate the handling of their institutional client orders for spot FX, NDFs and precious metals through real-time blotter windows that effectively monitor client order activity.

  •
  FXone White Label:  FXone White Label is a full-trade lifecycle solution designed to meet the FX trading needs of banks' internal customers. Banks maintain full ownership of client relationships as the front-end execution technology provided by us is bank branded. FXone enables banks to offer clients a highly-developed foreign exchange trading solution without paying to develop and support the product.

  •
  Internal Matching Technology:  Using our Order Book trade matching technology, a bank can manage a proprietary liquidity pool, with liquidity from multiple sources. Internal matching reduces the number of external trade requirements resulting in lower transaction costs and fewer operational risks. The bank can also make the internal liquidity pool available to select clients via an API or GUI connection.

Sales and Marketing

              We promote our products and services through direct and indirect sales and marketing strategies. Our global staff of 55 sales and relationship management professionals is responsible for promoting the benefits of electronic foreign exchange trading, attracting new clients and increasing use of our services by our existing clients. The sales and relationship management team is organized geographically, with staff in New York, Boston, London, Zurich, Tokyo, Singapore, Hong Kong, Mumbai and Sydney. Commission programs provide incentives for sales persons and relationship managers to grow trading volumes and revenues from their clients. We employ various strategies including advertising, direct marketing programs, participation in industry conferences and dedicated client events to increase awareness of our brand and our electronic trading platform. We also provide market data on a daily basis through our public website. Additionally we look to educate the market about the benefits of our end-to-end workflow solutions as an industry best practice through publications, webinars and public relations efforts. Our marketing and communications team, located in New York and London, supports these efforts.

Customer Service

              Our Client Interaction Center, or "CIC," provides a central resource for customer support and provides 24-hour coverage during the trading week with professional staff in three centers: London, New York and Singapore. The CIC team answers client inquiries via telephone, email and live chat, and tracks service requests using a ticketing and client relationship management system. The CIC works with our application support team to monitor and support the platform.

Technology and Infrastructure

              All of our systems are built to be deployable, scalable, flexible, fast and fault tolerant. Our core software solutions span the trading lifecycle and include order management, execution management, trading, post-trade confirmation and messaging, reporting and analytics, connectivity and straight-through processing. Our front-end user interfaces are desktop applications so that our users can experience high-fidelity solutions with advanced functionality. We also offer APIs for high-performance computer-to-computer capabilities. These APIs are typically geared towards our liquidity providers and users of our active trading systems. Our server-side applications are high-performance, scalable applications that are monitored and scaled to provide the performance and capacity that tracks our growth. We regularly test our systems' performance and capacity to handle projected volumes. We utilize load-balancing technologies and clustered storage and computing solutions to guard against workflows lacking sufficient compute cycles.

              A significant portion of our operating budget is dedicated to system design, development, and operations in order to achieve high levels of overall system performance. We continually monitor our performance metrics and upgrade our capacity configurations and requirements to handle anticipated peak transactions in our highest volume products.

    Distribution and Connectivity

              Our electronic trading platform is accessible via the Internet. Additionally, our latency-sensitive clients and liquidity providers have the option to connect directly to our matching engines by co-locating their routing engines in our data center to remove the latency of the Internet. These methods of connectivity have allowed us to connect to over 1,000 buy-side clients, as well as 84 active liquidity providers.

    Product Development and Architecture Principles

              We are deploying the Agile product development approach that facilitates continuous releases of the most important product features. This approach allows us to be opportunistic in what we decide to release at any point in time, and to not wait until less important features are delivered before we realize the benefits of the key features. Agile product development also allows us to inject newly identified opportunities into the product lifecycle without being disruptive to the development process.

              Our current architectural principles are based on providing high performance and scalability, while making operations easy to monitor and control. We have designed our own enterprise platform to which every business component is intended to connect. Our objective is that every platform component is able to communicate with the other components and that if any communications are dropped for whatever reason, they can be recovered on-demand. The goal is to provide absolute fault-tolerance and real-time scalability. Each new business component we add to the infrastructure is completely independent of the other components, and has discrete operations to perform. Using our architectural principles, every new component is built to scale on demand and has detailed monitoring and command capabilities.

    Security and Disaster Recovery

              Physical and digital security is critical to our business. We utilize physical access controls at all of our offices and data centers. We employ digital security technologies and processes, including encryption technologies, multiple firewalls, VLANs, authentication technologies, intrusion detection and internal access controls.

              At the network level, we have multiple levels of firewalls and virtual networks. We also limit access to white-listed internet protocol addresses to ensure that only designated clients (by IP address) have access to the appropriate level of network access. We have also incorporated several protective features into our electronic trading applications to authenticate users and limit data distribution to exact provisioning entitlements. We constantly monitor connectivity, and our global Operations team is alerted if there are any suspect events. Users are issued unique IDs and passwords, and must authenticate themselves to make changes or reset passwords.

              In case of a catastrophic failure, we would seek to operate out of our secondary data center. Our back-up site has constant data replication, and in the event of an emergency, we would redirect connectivity to that site.

              Transaction data is archived and backed up at secure off-site locations, and we maintain at least five years of such data.

    Technology Partners, Vendors and Suppliers

              We utilize a host of external technology partners, vendors and suppliers. These services include staff augmentation, software licensing, hosting facilities and continuous learning. If, however, any of our contracts with key partners are terminated, we believe that we would be able to gain access to products and services of comparable quality.

Research & Development

              Our research and development activity primarily relates to software and other system improvements to our platform, including investments that seek to improve functionality, speed, capacity or reliability. We capitalize employee compensation, related benefits and consultant's costs that are engaged in software development that is used for internal use. Research and development expenditures were $9.4 million, $7.4 million and $4.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Intellectual Property

              We rely on a combination of trademark, copyright, trade secret and fair business practice laws in the United States and other jurisdictions to protect our proprietary technology, intellectual property rights and our brand. We have been issued five patents for our technology, and spend a significant amount enhancing our core technology and client facing systems. We also own a number of registered foreign trademarks and service marks. Our practice is to apply for patents with respect to our technology and seek trademark registration for our marks from time to time when management determines that it is competitively advantageous and cost effective for us to do so. In that regard, we have not registered all the marks that we use, and it is possible that a third party may have registered marks that we use. We also enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties and rigorously control access to proprietary technology.

Competition

              The electronic trading industry is highly competitive and we expect competition to intensify in the future. In general, we compete on the basis of a number of key factors, including: the liquidity available through the platform; the quality and speed of execution; total transaction costs; technology capabilities, including the ease of use of our electronic trading platform; and range of products and services offered.

              We face five main areas of competition:

  •
  Single bank systems:  The major global and regional investment and commercial banks offer institutional clients electronic FX trade execution through proprietary systems branded with the banks' names. Many of these banks expend considerable resources on product development, sales and support to promote their single-bank systems. The single-bank FX systems may be offered as part of a multi-product offering, including fixed income securities, commodities and derivatives.

  •
  Other multi-bank, interdealer and ECN electronic trading platforms:  There are numerous other electronic trading platforms. These include ICAP through its EBS offering; Reuters; FX Connect and Currenex, both owned by State Street Bank; BGC Partners through its eSpeed offering; Knight Capital through its Hotspot offering; 360T Trading Networks; Integral Development Corp. and others.

  •
  Telephone:  We compete with FX business conducted over the telephone between banks and broker-dealers and their institutional clients. Institutional clients have historically purchased foreign currencies by telephoning FX sales professionals at one or more banks or broker-dealers and inquiring about the price and market liquidity of currencies. Non-electronic trading including by voice remains the manner in which approximately 35% of FX trades are conducted between market participants, according to a 2010 report by Aite Group.

  •
  Market data and information vendors:  Several large market data and information providers currently have a presence on a large number of institutional trading desks, including Bloomberg and Reuters. Some of these entities currently offer varying forms of electronic trading of FX.

  •
  Interdealer voice brokers:  The major interdealer brokers offer voice broking between banks in FX products, including FX forwards, NDFs and options. Many of these firms have developed or may develop electronic trading systems. While they are primarily focused on interdealer trading, they may in the future offer their services to non-dealer clients.

              We believe that we compete favorably with respect to these factors and we continue to build technology solutions that serve the needs of the FX markets. We target primarily institutional customers who value the ability to be presented with prices from multiple liquidity sources, or to present prices to multiple market participants, for a potential transaction. Our competitive position is also enhanced by the breadth of our trade workflow functionality that covers the entire transaction cycle including pre-trade, trade and post-trade solutions. Since our founding in 2000, we have steadily added and improved trade workflow tools to address the comprehensive and diverse needs of various segments of our institutional client base. We deliver low-latency, resilient, software-as-a-service trading platforms and workflow solutions to cater to over 1,000 institutional clients globally. By processing trades electronically, our platform provides trade workflow automation for each stage in the trading cycle and supports best practices with respect to trade execution, including competitive dealing, role-based permissioning, STP, automated confirmations and audit trails to improve execution, control and risk management. We provide market participants with multiple trading mechanisms and our Settlement Center product provides comprehensive post-trade processing to enhance efficiency and reduce errors.

              Many of our current and potential competitors are more established and substantially larger than we are, and have substantially greater market presence, as well as greater financial, engineering, technical, marketing and other resources. These competitors may reduce their pricing to enter into market segments in which we have a leadership position today, potentially subsidizing any losses with profits from trading in other securities. In addition, many of our competitors offer a wider range of services, have broader name recognition and have larger client bases than we do. Some of them may be able to respond more quickly to new or evolving opportunities, technologies and client requirements than we can and may be able to undertake more extensive promotional activities.

              Any combination of our competitors or our current broker-dealer clients may enter into joint ventures or consortia to provide services similar to those provided by us. Current and new competitors may be able to launch new platforms at a relatively low cost. Others may acquire the capabilities necessary to compete with us through acquisitions. Significant consolidation has occurred in our industry and these firms, as well as others that may undertake such consolidation in the future, are potential competitors.

Regulation

Overview

              Our operating subsidiaries are regulated in a number of jurisdictions, including the United States, the United Kingdom (where our registration with the Financial Services Authority has been "passported" to a number of European Economic Area jurisdictions), Hong Kong, India and Australia. In these jurisdictions, government regulators and self-regulatory organizations oversee the conduct of our business; several have the ability to conduct examinations to monitor our compliance with applicable statutes and regulations. In addition, in two jurisdictions in which we are currently regulated, certain of our subsidiaries are subject to minimum regulatory capital requirements.

U.S. Regulation

              In the United States, foreign exchange trading activities are regulated by the CFTC under authority conveyed by the Commodities Exchange Act, or the "CEA." Generally, foreign exchange trading conducted by "eligible contract participants" (as defined in the CEA) is exempt from the provisions of the CEA. As noted above, our client base is institutional, and within the United States those institutional clients have also represented to us that they are eligible contract participants. Accordingly, our operations are currently exempt from the CFTC's regulations under the CEA.

              The Dodd-Frank Act introduces significant changes to financial industry regulation, including a wholesale change to the regulation of derivatives. Title VII of the Dodd-Frank Act, among other things, provides for the registration and comprehensive regulation of swap dealers and major swap participants; imposes clearing and trade execution requirements on swaps; creates recordkeeping and real-time reporting regimes; and enhances the CFTC's rulemaking and enforcement authorities with respect to all registered entities and intermediaries subject to the CFTC's oversight.

              The Dodd-Frank Act includes "foreign exchange swaps" and "foreign exchange forwards" in the definition of "swap" for Title VII purposes but allows the Treasury Secretary, after making certain findings, to exempt these products from the clearing requirements of the swap regulation. The Treasury Secretary has proposed such an exemption but has not yet finalized it. Even if the Treasury Secretary does exempt "foreign exchange swaps" and "foreign exchange forwards" from the definition of "swap" for most purposes, some products currently traded on our platforms or that may be traded on our platforms in the future are unlikely to qualify for the exemption. In particular, we believe that NDFs and FX options will both be considered swaps and will not qualify for the exemption.

              The Dodd-Frank Act amended the CEA to mandate that if a swap is required to be cleared, it must be executed on a registered trading platform, i.e., a SEF or designated contract market, or "DCM," unless no SEF or DCM makes the swap available to trade. The Dodd-Frank Act outlines a comprehensive regulatory regime for SEFs. On January 7, 2011, the CFTC published a proposed rule that would require SEFs to, among other things: comply with significant self-regulatory duties; establish, monitor, enforce and investigate violations of trading rules, trade processing rules and participant rules; report trade information to the CFTC, swap data repositories and the public; maintain automated trade surveillance systems and audit trail programs; maintain business continuity and emergency authority plans; and appoint chief compliance officers. Furthermore, registered SEFs will also be subject to certain capital requirements (see "—Net Capital Requirements" discussion below).

              The only instruments we currently offer that would likely be considered swaps subject to the trade execution requirements are NDFs, which currently comprise approximately 1% of our trading volume worldwide. FX options, which we are planning to launch, would also likely be considered swaps subject to the trade execution requirements.

              We believe that the Dodd-Frank Act will likely have a significant impact on the derivatives trading markets generally, including the foreign exchange markets in which we operate. The

Dodd-Frank Act may affect the ability of FX clients to do business or affect the prices and terms on which they do business. The Dodd-Frank Act may also affect the structure, size, depth and liquidity of the FX markets generally. These effects may adversely impact our ability to provide our services to our clients and could have an adverse effect on our business and profitability.

International Regulation

              Outside the United States, we are regulated by, among others:

  •
  the Financial Services Authority in the United Kingdom;

  •
  the Hong Kong Monetary Authority in Hong Kong;

  •
  the Australian Securities and Investment Commission in Australia; and

  •
  the Foreign Exchange Dealers Association of India in India.

              The European Economic Area has been examining practices in the derivatives markets. The European Parliament and the European Commission have proposed a Regulation on OTC derivatives, central counterparties and trade repositories that will require central clearing of OTC derivatives. We anticipate that the European Parliament and the European Commission will propose a revision to the Markets in Financial Instruments Directive, or "MiFID II," that will address the trading of derivatives, but we expect that MiFID II will follow the lead of the United States and the Proposed Treasury Determination and exempt all foreign exchange instruments from its coverage except for foreign exchange NDFs and foreign exchange options.

              Although the developments in the European Economic Area lag somewhat the analogous developments in the United States, we believe that they will likely have significant impact on the derivatives trading markets, including the foreign exchange markets in which we operate. Like the Dodd-Frank Act, they may affect the ability of our clients to do business, the prices and terms on which our clients do business, and the structure, size, depth and liquidity of the FX markets generally. These effects may adversely impact our ability to provide our services to our clients and could have an adverse effect on our business and profitability.

              In jurisdictions in which we are not regulated by governmental bodies and/or self-regulatory organizations, we conduct our business in a manner which we believe is in compliance with applicable local law but which does not require local registration, licensing or authorization. In any such jurisdiction, there is a possibility that a regulatory authority could assert jurisdiction over our extraterritorial activities and seek to subject us to the laws, rules and regulations of that jurisdiction. The conclusion that the conduct of our business in any such jurisdiction does not require local registration, licensing or authorization is often premised on any of the following factors: our clients are professional, sophisticated, high net worth institutions; we do not maintain a presence (such as an office or data center) in the jurisdiction; we do not act as principal/counterparty to our clients in transactions; we do not hold clients' assets; and we act only as an "arranger" of transactions between counterparties.

              We have consulted with local legal counsel for advice regarding whether we are operating in compliance with local laws and regulations (including whether we are required to be licensed or authorized in such local jurisdiction). We are exposed to the risk that our legal and regulatory analysis is subsequently determined by a local regulatory agency or other authority to be incorrect and that we have not been in compliance with local laws or regulations (including local licensing or authorization requirements) and to the risk that the regulatory environment in a jurisdiction may change. In any of these circumstances, we may be subject to sanctions, fines and restrictions on our business or other civil or criminal penalties. Any such action in one jurisdiction could also trigger similar actions in other jurisdictions. We may also be required to cease the conduct of business with clients in any such jurisdiction and/or we may determine that compliance with the laws or licensing, authorization or other regulatory requirements for continuance of the business are too onerous to justify making the necessary changes to continue that business. In addition, any such event could impact our relationship with the regulators or self-regulatory organizations in the jurisdictions where we are subject to regulation, including our regulatory compliance or authorizations.

Net Capital Requirements

              Certain of our subsidiaries are subject to jurisdictional specific minimum net capital requirements, designed to maintain the general financial integrity and liquidity of a regulated entity. In general, net capital requirements require that at least a minimum specified amount of a regulated entity's assets be kept in relatively liquid form, usually cash or cash equivalents. Net capital is generally defined as net worth, assets minus liabilities, plus qualifying subordinated borrowings and discretionary liabilities, and less mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing conservatively other assets.

              If a firm fails to maintain the minimum required net capital, its regulator and the self-regulatory organization may suspend or revoke its registration and ultimately could require its liquidation. The net capital requirements may prohibit payment of dividends, redemption of stock, prepayment of subordinated indebtedness and issuance of any unsecured advance or loan to a stockholder, employee or affiliate, if the payment would reduce the firm's net capital below minimum required levels.

              As of December 31, 2011, we had $1.0 million in regulatory capital requirements at our regulated subsidiaries, the majority of which related to our India subsidiary. We remain relatively unregulated in the United States and do not presently have any regulatory capital requirements in the United States. We anticipate that the implementation of the regulations to be adopted by the CFTC in respect of SEFs will require us to maintain adequate capital in respect of any SEF we establish. In general, the regulatory capital required for a SEF would be an amount equal to the SEF's annual operating expenses, determined on a rolling one-year basis.

Employees

              As of December 31, 2011, we had a total of 205 full-time employees and 34 full-time contractors, of which 171 were based in the United States and 68 of which were based outside the United States. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

Available Information

              We maintain a website at www.fxall.com. The information on or available through our website is not, and should not be considered, a part of this report. You may access our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, as well as other reports relating to us that are filed with or furnished to the Securities and Exchange commission (or "SEC") free of charge at our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. In addition, you may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site, www.sec.gov, that contains reports, proxy and information statements, and other information that we file electronically with the SEC.

Item 1A.    Risk Factors

              You should carefully consider the following risk factors, which we believe are the most significant risks related to our business, as well as the other information contained in this document.

Risks Related to Our Business

Our revenues and profitability are influenced by FX trading volume and currency volatility, which are directly impacted by domestic and international market and economic conditions that are beyond our control.

              During the past few years, there has been significant disruption and volatility in the global financial markets. Many countries, including the United States, have recently experienced recessionary conditions. Our revenues are influenced by the general level of trading activity in the FX market. Our revenues and operating results may vary significantly from period to period due primarily to movements and trends in the world's currency markets and to fluctuations in trading levels. While we have generally experienced greater trading volume in periods of volatile currency markets, volatility may be associated with other market factors such as a decline in equity values, credit markets and liquidity, which lead to lower trading volumes. For example, we experienced a decrease in total average daily trading volumes of approximately 7% in the fourth fiscal quarter of 2011 as compared to the prior quarter, including a 3% decline in relationship trading and a 20% decline in active trading. We believe this decrease was consistent with industry trends as a result of the Eurozone crisis, which has created uncertainty in the FX and more general trading environment. We expect these conditions to continue in the near term into 2012 pending additional certainty as to the resolution of the crisis. See "—The current economic environment and uncertainty in the European Union could materially adversely affect our results of operations." In the event we experience lower levels of trading volume, our revenues and profitability will be negatively affected.

              Like other financial services firms, our business and profitability are directly affected by elements that are beyond our control, such as economic and political conditions, broad trends in business and finance, changes in the volume of foreign currency transactions, changes in supply and demand for currencies, movements in currency exchange rates, changes in the level of global trade and investment, changes in the value of international assets under management, changes in the financial strength of market participants, legislative and regulatory changes, changes in the markets in which such transactions occur, changes in how such transactions are processed and other market disruptions. Any one or more of these factors, or other factors, may adversely affect our business and results of operations and cash flows. A weakness in equity markets, such as the recent economic slowdown, could result in reduced trading activity in the FX market and, therefore, could have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result, period-to-period comparisons of our operating results may not be meaningful and our future operating results may be subject to significant fluctuations or declines.

The current economic environment and uncertainty in the European Union could materially adversely affect our results of operations.

              The failure of the European Union to stabilize the fiscal condition and creditworthiness of its member economies, such as Greece, Portugal, Spain, Ireland, and Italy, could have significant implications on FX trading markets and on financial institutions, including many of our clients, particularly in the active trading business. Certain European Union member states have significant fiscal obligations, which has caused investor concern over such countries' ability to continue to service their debt and foster economic growth. Currently, the European debt crisis has caused liquidity to be less abundant. A weaker European economy has caused and may continue to cause market participants to lose confidence in the safety and soundness of European financial institutions and the stability of European Union member economies, and may likewise affect other global institutions and the stability of the global financial markets.

              Given that our business is significantly dependent on the availability of liquidity on our platform and the willingness of financial institutions to trade with one another, such uncertainty and reductions in liquidity and trading could have a material impact on our business and volumes in future periods. For example, we experienced a decrease in total average daily trading volumes of approximately 7% in the fourth fiscal quarter of 2011 as compared to the prior quarter, including a 3% decline in relationship trading and a 20% decline in active trading. We believe this decrease was consistent with industry trends as a result of the Eurozone crisis, which has created uncertainty in the FX and more general trading environment. We expect these conditions to continue in the near term into 2012 pending additional certainty as to the resolution of the crisis.

              In addition, the possible abandonment of the Euro currency by one or more members of the European Union could materially affect our business in the future. Despite measures taken by the European Union to provide funding to certain European Union member states in financial difficulties and by a number of European countries to stabilize their economies and reduce their debt burdens, it is possible that the Euro could be abandoned as a currency in the future by countries that have already adopted its use. This could lead to the re-introduction of individual currencies in one or more European Union member states, or in more extreme circumstances, the dissolution of the European Union. The effects on our business of a potential dissolution of the European Union, the exit of one or more European Union member states from the European Union or the abandonment of the Euro as a currency, are impossible to predict, and any such events could have a material adverse effect on our business, trading volumes and results of operations, particularly in the near term.

We face significant competition. Many of our competitors and potential competitors have larger client bases, more established brand recognition and greater financial, marketing, technological and personnel resources than we do, which could put us at a competitive disadvantage. In addition, certain of our existing bank stockholders currently have investments in and may make future investments in FX platforms or similar businesses that compete with us.

              We compete with single bank systems, other multibank, interdealer and ECN electronic trading platforms, telephone brokers and various other forms of competition. Furthermore, certain of our existing bank stockholders or their affiliates, as is typical for a large number of major banks, already have their own single bank or other competing FX trading platforms and frequently invest in and acquire ownership interests in similar businesses and these businesses may compete with us. We compete in the market for FX trading based on our ability to provide a trading platform with deep liquidity, competitive prices and comprehensive pre-trade, trade and post-trade functionality, to retain our existing clients and to attract new clients. Certain of our competitors, particularly certain non-independent platforms, have larger client bases, more established name recognition, a greater market share in certain markets or client categories, and greater financial, marketing, technological and personnel resources than we do. These advantages may enable them, among other things, to:

  •
  develop products and services that are similar to ours, or that are more attractive to clients than ours, in one or more of our markets;

  •
  provide products and services we do not offer;

  •
  provide execution and clearing services that are more rapid, reliable or efficient, or less expensive than ours;

  •
  offer products and services at prices below ours to gain market share and to promote other businesses, such as listed FX futures and options contracts, contracts for difference, including contracts for precious metals, energy and stock indices, and OTC derivatives;

  •
  adapt at a faster rate to market conditions, new technologies and client demands;

  •
  offer better, faster and more reliable technology;

  •
  outbid us for desirable acquisition targets;

  •
  market, promote and sell their products and services more effectively; and

  •
  develop stronger relationships with clients.

              We may not be able to compete effectively against these firms, particularly those with greater financial resources, and our failure to do so could materially and adversely affect our business, financial condition and results of operations and cash flows. In addition, our existing bank stockholders may decide to invest in or shift business to alternative trading platforms, which could have an adverse effect on our business.

System failures could cause interruptions in our services or decreases in the responsiveness of our services, which could harm our business.

              Our ability to facilitate transactions successfully and provide high quality customer service depends on the efficient and uninterrupted operation of our computer and communications hardware and software systems. If our systems fail to perform as we expect, we could experience disruptions in our operations, prolonged trading outages, slower response times or decreased customer service and customer satisfaction. Our systems, including our data centers, also are vulnerable to damage or interruption from human error, natural disasters, fires, acts of terrorism, power loss, telecommunication failures, break-ins, security breaches, sabotage, computer viruses, intentional acts of vandalism and similar events. We do not have fully redundant capabilities. While we currently maintain a disaster recovery plan, which is intended to minimize service interruptions and secure data integrity, such plan may not work effectively during an emergency. In addition, system failures could take an extended period of time to remediate. Any system failure that causes an interruption in our services, decreases the responsiveness of our services or affects access to our platform and services could adversely impact our reputation, damage our brand name and materially adversely affect our business, financial condition and results of operations and cash flows.

Our computer infrastructure may be vulnerable to security breaches. Any such problems could jeopardize confidential information transmitted over the Internet, cause interruptions in our operations or give rise to liabilities to third parties.

              In the course of our business, we receive, process, transmit and store confidential information. Our computer infrastructure is potentially vulnerable to physical or electronic computer break-ins, viruses and similar disruptive problems and security breaches. Any such problems or security breaches could give rise to liabilities to one or more third parties, including our clients, and disrupt our operations. A party able to circumvent our security measures could misappropriate proprietary information or client information, jeopardize the confidential nature of information we transmit over the Internet or cause interruptions in our operations. Concerns over the security of Internet transactions and the safeguarding of confidential personal information could also inhibit the use of our systems to conduct FX transactions. Security breaches could expose us to a risk of financial loss, litigation and other liabilities. Our current insurance policies may not protect us against all of such losses and liabilities. Even the perception of a security breach or inadvertent disclosure of confidential information could harm our reputation. Any of these events, particularly if they result in a loss of confidence in our services, could have a material adverse effect on our business, reputation, financial condition and results of operations and cash flows.

We depend on our proprietary technology. Any disruption or corruption of our proprietary technology or our inability to keep pace with rapid technological changes in the electronic FX industry could have a material adverse effect on our business, financial condition and results of operations and cash flows.

              We rely on our proprietary technology to receive and process internal and external data and support trading on our electronic platform. Any disruption for any reason in the proper functioning, or any corruption, of our software or erroneous or corrupted data may cause us to make erroneous trades, not process trades accurately or promptly, accept clients from jurisdictions where we do not possess the proper licenses, authorizations or permits, or require us to suspend our services, any of which could have a material adverse effect on our business, reputation, financial condition, results of operations and cash flows.

              The FX markets in which we compete are characterized by rapidly changing technology, evolving industry standards and regulations, frequent product and service enhancements and introductions and changing customer demands, particularly as a result of the trend towards electronic trading platforms. In order to remain competitive, we need to develop and redesign our proprietary technology continuously. In doing so, there is an ongoing risk that failures may occur and result in service interruptions or other negative consequences, such as slower quote aggregation, slower trade execution, erroneous trades, or mistaken risk management information. If our platform fails to function as expected or experiences any significant downtime, it could cause us to issue credits or refunds to customers or adversely affect our retention rates, reputation and business.

              Furthermore, if our competitors develop more advanced technologies, products or services, we may be required to devote substantial resources to the development, introduction and marketing of more advanced technologies, products and services to remain competitive. We may not be able to keep up with these rapid changes in the future on a timely and cost-effective basis, or at all, realize a return on amounts invested in developing new technologies, products and services, or gain market acceptance for any new technology, service or product enhancement and as such, may not remain competitive in the future, which may adversely affect our business, financial condition and results of operations.

The regulatory environment in which we operate is subject to continual change. Changes in the regulatory environment, including as a result of the Dodd-Frank Act, could have a material adverse effect on our business, financial condition and results of operations and cash flows.

              The legislative and regulatory environment in which we operate has undergone significant changes recently, and there may be future regulatory changes in our industry. The financial services industry in general has been subject to increasing regulatory oversight in recent years. The governmental bodies and self-regulatory organizations that regulate our business have proposed and may consider additional legislative and regulatory initiatives and may adopt new or revised laws and regulations. As a result, in the future, we may become subject to new regulations that may affect the way in which we conduct our business and may make our business less profitable. Changes in the interpretation or enforcement of existing laws and regulations by those entities may also adversely affect our business.

              Of significance, in July 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act introduces significant changes to financial regulation, including a wholesale change to the regulation of "swaps." The Dodd-Frank Act includes "foreign exchange swaps" and "foreign exchange forwards" in the definition of "swap" but allows the Treasury Secretary, after making certain findings, to exempt these products from the clearing requirements of the Dodd-Frank Act swap regulation. The Treasury Secretary has proposed such an exemption but has not yet finalized it. Even if the Treasury Secretary makes such an exemption, NDFs and FX options will both be considered swaps and will not qualify for the exemption.

              The Dodd-Frank Act amended the Commodity Exchange Act, or "CEA," to mandate that if a swap is required to be cleared, it must be executed on a registered trading platform, such as a SEF or a designated contract market, or "DCM," unless no SEF or DCM makes the swap available to trade. The Dodd-Frank Act further outlines a comprehensive regulatory regime for SEFs. In January 2011, the CFTC proposed a rule that would require SEFs to, among other things, comply with significant self-regulatory duties. Registered SEFs will also be subject to capital requirements.

              We believe that the NDFs that we currently offer and the FX options that we may offer would both likely be subject to the trade execution requirements of the Dodd-Frank Act. In order to preserve and extend our offering of NDFs and to expand our offering into FX options, we have invested in efforts to become a registered SEF and expect such expenditures, which may be significant, to continue. As of December 31, 2011, such efforts have included the engagement of legal outside counsel, the hiring of a Chief Regulatory Officer, attendance at meetings with the staff of the CFTC to better understand the requirements pertaining to becoming a SEF and the development of plans with respect to SEF compliance and surveillance requirements. However, there can be no assurance that we will ultimately register a SEF or be successful in registering. In addition, the costs of operating a SEF appear to be significant, though the exact costs are not yet known. Such costs could have a material impact on our future operating expenses, capital expenditures and cash flows. In addition, such efforts and the ongoing operations of the SEF would require significant time and resources from our management.

              In addition, because it imposes significant regulation on swap market participants and swap trading, the Dodd-Frank Act may affect our customers' costs and use of FX products and, as a result, their use of our services. Depending on the final rulemakings, the Dodd-Frank Act may affect the structure, size, depth and liquidity of the FX markets generally. It may affect the prices and terms of FX products and may impact the ability of market participants to use FX products. These effects may adversely impact our ability to provide our services to our clients and could have an adverse effect on our business, results of operations and growth. Since the CFTC has not issued many of the final rulemakings under Title VII, including the rulemaking to further define the definition of a swap and rulemakings governing SEFs, it is difficult to predict all of the effects the Dodd-Frank Act may have on us.

We may be subject to client litigation, financial losses, regulatory sanctions and harm to our reputation as a result of employee misconduct or errors that are difficult to detect and deter.

              There have been a number of highly publicized cases involving fraud or other misconduct by employees of financial services firms in recent years. Our employees could execute unauthorized transactions for our clients, carry out improper activities on behalf of clients or use confidential client or company information for personal or other improper purposes, as well as misrecord or otherwise try to hide improper activities from us.

              Employee errors expose us to the risk of material losses until the errors are detected and the transactions are reversed. Further, such errors may be more likely to occur in the aftermath of any acquisitions during the integration of or migration from technological systems.

              Misconduct by our employees or former employees could subject us to financial losses or regulatory sanctions and seriously harm our reputation. It may not be possible to deter or detect employee misconduct and the precautions we take to prevent and detect this activity may not be effective in all cases. Our employees may also commit good faith errors that could subject us to financial claims for negligence or otherwise, as well as regulatory actions.

              Misconduct by employees of our clients can also expose us to claims for financial losses or regulatory proceedings when it is alleged that we or our employees knew or should have known that an employee of our client was not authorized to undertake certain transactions. Dissatisfied clients could make claims against us, including claims for negligence, fraud, unauthorized trading, failure to supervise, breach of fiduciary duty, employee errors, intentional misconduct, unauthorized transactions by associated persons and failures in the processing of transactions

Our risk management policies and procedures may not be effective and may leave us exposed to unidentified or unexpected risks.

              Given that we do not act as a market maker, take principal positions for our own account, or clear trades that are facilitated through our platform, we do not have our own "know your customer," or "KYC," policies, controls and procedures in our dealings with customers and financial institutions. Therefore, we rely on our liquidity providers and prime brokers, which are counterparties to such FX trades, to perform their own KYC procedures on customers and accounts prior to trade execution. We have no control over such liquidity providers and prime brokers and do not monitor whether such procedures are performed adequately or at all. In addition, a significant number of our liquidity providers and prime brokers are located in jurisdictions outside the U.S. and the procedures performed by such foreign liquidity providers or prime brokers may be substantially different than those performed in the U.S., if they are performed at all. If such liquidity providers or prime brokers fail to perform KYC procedures adequately on customers that use our platform to execute FX trades, it could possibly expose us to reputational, legal and regulatory risks and could have a material adverse effect on our business and reputation.

In the current environment facing financial services firms, a firm's reputation is critically important. If our reputation is harmed, or the reputation of the online financial services industry as a whole or institutional FX industry is harmed, our business, financial condition and results of operations may be materially adversely affected.

              Our ability to attract and retain clients and employees may be adversely affected if our reputation is damaged. If we fail, or appear to fail, to deal with issues that may give rise to reputation risk, our business prospects could be harmed. These issues include, but are not limited to, appropriately dealing with potential conflicts of interest (actual or perceived), legal and regulatory requirements, ethical issues, money laundering, privacy, client data protection, record-keeping, sales and trading practices, and the proper identification of the legal, credit, liquidity, operational and market risks inherent in our business. Failure to appropriately address these issues could also give rise to additional legal risk to us, which could, in turn, increase the size and number of claims and damages asserted against us or subject us to regulatory enforcement actions, fines and penalties. Any such sanction would materially adversely affect our reputation, thereby reducing our ability to attract and retain clients and employees.

As an international business, we are exposed to local business risks in different countries, which could have a material adverse effect on our financial condition or results of operations.

              We have offices located outside the United States, including offices in London, United Kingdom; Zurich, Switzerland; Tokyo, Japan; the Republic of Singapore; Hong Kong, China; Mumbai, India and Sydney, Australia. In addition, we have clients located in many other countries. Our international operations are subject to risks inherent in doing business in foreign countries, including, but not necessarily limited to:

  •
  new and different legal and regulatory requirements in local jurisdictions, such as limits on the ability of our clients to enter currency exchange transactions or to use our systems for such transactions;

  •
  potentially adverse tax consequences, including imposition or increase of taxes on financial transactions or withholding and other taxes on remittances and other payments by subsidiaries;

  •
  uncertainty as a result of the Eurozone crisis and the potential of countries now using the Euro deciding to go back to legacy currencies (See "—The current economic environment and uncertainty in the European Union could materially adversely affect our results of operations.");

  •
  potential difficulties in protecting intellectual property;

  •
  risk of nationalization of private enterprises by foreign governments;

  •
  potential imposition of restrictions on investments;

  •
  legal restrictions on doing business in or with certain nations, certain parties and/or certain products; and

  •
  local economic, political and social conditions, including the possibility of hyperinflationary conditions and political instability.

              We may not be successful in developing and implementing policies and strategies to address the foregoing factors in a timely and effective manner at each location where we do business. Consequently, the occurrence of one or more of the foregoing factors could have a material adverse effect on our international operations and upon our financial condition and results of operations.

              Since our services are available over the Internet in foreign countries and we have clients residing in foreign countries, foreign jurisdictions may require us to qualify to conduct business in their country. We are required to comply with the laws and regulations of each country in which we conduct business, including laws and regulations currently in place or which may be enacted related to Internet services available to the residents of each country from service providers located elsewhere.

              Our operations in developing markets could expose us to political, economic and regulatory risks that are greater than those we may face in established markets. Further, our international operations require us to comply with a number of United States and international regulations.

              For example, we must comply with the Foreign Corrupt Practices Act, or "FCPA," which prohibits companies or their agents and employees from providing anything of value to a foreign official or agent thereof for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage. We operate in some nations that have experienced significant levels of governmental corruption. Our employees, agents and contractors, including companies to which we outsource business operations, may take actions in violation of our policies and legal requirements. Such violations, even if prohibited by our policies and procedures, could have an adverse effect on our business and reputation. Any failure by us to ensure that our employees and agents comply with the FCPA and applicable laws and regulations in foreign jurisdictions could result in substantial civil and criminal penalties or restrictions on our ability to conduct business in certain foreign jurisdictions, and our results of operations and financial condition could be materially and adversely affected.

              In addition, our ability to attract and retain clients may be adversely affected if the reputation of the online financial services industry as a whole or institutional FX industry is damaged. In recent years, a number of financial services firms have suffered significant damage to their reputations from highly publicized incidents that in turn resulted in significant and in some cases irreparable harm to their business. The perception of instability within the online financial services industry could materially adversely affect our ability to attract and retain clients.

Failure of third-party systems or third-party service and software providers upon which we rely could adversely affect our business.

              We rely on certain third-party computer systems or third-party service and software providers, including data centers, technology platforms, back-office systems, Internet service providers and communications facilities. Any interruption in these third-party services, or deterioration in their performance or quality, could adversely affect our business. If our arrangement with any third party is terminated, we may not be able to find alternative systems or service providers on a timely basis or on commercially reasonable terms. This could have a material adverse effect on our business, financial condition, results of operations and cash flows.

              We host our platform and serve all of our customers from our network servers, which are located at various data center facilities in the U.S. Problems faced by our data center locations or with the telecommunications network providers with whom we may contract could adversely affect the experience of our customers. If our data centers are unable to keep up with our growing needs for capacity or close without adequate notice, this could have an adverse effect on our business. Any changes in third-party service levels at our data centers or any errors, defects, disruptions, or other performance problems with our services could harm our reputation and adversely affect the performance of our platform. Interruptions in our services might reduce our transaction fees, cause us to issue credits or refunds to customers, subject us to potential liability or harm our retention rates.

We are dependent on third parties, such as banks and other liquidity providers, to support our trading platform.

              As we only facilitate trading between market participants and do not execute or clear FX trades, we are dependent on third parties, such as banks and other liquidity providers, to provide the capital and liquidity to meet our customers' trading demands. If we experience a decrease in the pool of capital and liquidity accessible through our platform through a reduction in the number of our liquidity providers or the amount of capital they make available for FX trades, it could have a material adverse effect on our trading volumes and transaction fees.

We are subject to litigation risk, which could adversely affect our reputation, business, financial condition and results of operations and cash flows.

              Many aspects of our business involve risks that expose us to liability under U.S. federal and state laws, as well as the rules and enforcement efforts of our regulators and self-regulatory organizations worldwide. These risks include, among others, client losses resulting from system delay or failure and client claims that we or our employees were responsible for executing unauthorized transactions or made materially false or misleading statements. We may also be subject to regulatory investigations and enforcement actions seeking to impose significant fines or other sanctions, which in turn could trigger civil litigation for our previous operations that may be deemed to have violated applicable rules and regulations in various jurisdictions.

              The volume of claims and the amount of damages and fines claimed in litigation and regulatory proceedings against financial services firms have been increasing, particularly in the current environment of heightened scrutiny of such financial services firms. The amounts involved in the trades we execute, together with rapid price movements in our currency pairs, can result in potentially large damage claims in any litigation resulting from such trades. Dissatisfied clients may make claims against us regarding the quality of trade execution, improperly settled trades, mismanagement or even fraud, and these claims may increase as our business expands.

              Even if we prevail in any litigation or enforcement proceedings against us, we could incur significant legal expenses defending against the claims, even those without merit. Moreover, because even claims without merit can damage our reputation or raise concerns among our clients, we may feel compelled to settle claims at significant cost. The initiation of any claim, proceeding or investigation against us, or an adverse resolution of any such matter could have a material adverse effect on our reputation, business, financial condition and results of operations and cash flows.

Reduced spreads in foreign currencies could reduce our profitability.

              Computer-generated buy and sell programs and other technological advances and regulatory changes in the FX market may continue to tighten spreads on foreign currency transactions. Tighter spreads and increased competition could make the execution of trades and dealing in FX generally less profitable, which would adversely impact our access to liquidity, financial condition and results of operations.

We may not be able to protect our intellectual property rights or may be prevented from using intellectual property necessary for our business.

              We rely on a combination of trademark, copyright, trade secret and fair business practice laws in the United States and other jurisdictions to protect our proprietary technology, intellectual property rights and our brand. For example, we currently own five issued patents. We also own a number of registered foreign trademarks and service marks. Our practice is to apply for patents with respect to our technology and seek trademark registration for our marks from time to time when management determines that it is competitively advantageous and cost effective for us to do so. In that regard, we have not registered all the marks that we use, and it is possible that a third party may have registered marks that we use. We also enter into confidentiality and invention assignment agreements with our employees and consultants, and confidentiality agreements with other third parties. We also rigorously control access to our proprietary technology.

              Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. We cannot provide assurance that our means of protecting our rights will be adequate or that our competitors will not independently develop similar or superior technology. In addition, the confidentiality and invention assignment agreements that we require our employees, consultants and certain third parties to sign may not provide adequate or meaningful protection of our intellectual property in the event of any unauthorized use, misappropriation or disclosure of such intellectual property. Furthermore, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States. Our failure to protect adequately our intellectual property and proprietary rights could have a material adverse effect on our business, results of operations and financial condition. We may also face claims of infringement that could interfere with our ability to use technology that is material to our business operations.

              In the future, we may have to rely on litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. Any such litigation, whether successful or unsuccessful, could result in substantial costs and the diversion of resources and the attention of management, any of which could negatively affect our business.

Our cost structure is largely fixed. If our revenues decline and we are unable to reduce our costs, our profitability will be adversely affected.

              Our cost structure is largely fixed due to our investments in fixed assets such as computer hardware, software, data centers, hosting facilities and other infrastructure to support our products and services. We base our cost structure on historical and expected levels of demand for our products and services and expected staffing levels. If demand for our products and services declines we may not be able to adjust our cost structure on a timely basis and our profitability may be materially adversely affected.

The loss of key personnel or the failure to affect additional key personnel could compromise our ability to manage our business effectively and pursue our growth strategy.

              We rely on members of our senior management to execute our existing business plans and to identify and pursue new opportunities. Our Chief Executive Officer, Philip Z. Weisberg, has been our chief executive officer since our founding. Certain others on our management team have been with us since our founding and have significant experience in the FX industry. Our continued success is dependent upon the retention of these and other key executive officers and employees, as well as the services provided by our technology and programming specialists and a number of other key managerial, marketing, planning, financial, technical and operations personnel. The loss of such key personnel or the inability to attract new key personnel could have a material adverse effect on our business. In addition, our ability to grow our business is dependent, to a large degree, on our ability to attract and retain such employees.

              The performance of our stock price may also affect our ability to attract and retain our key personnel, as various employees hold our common stock, are vested in stock options and will continue to become vested in additional stock options. These employees could be more likely to monetize their holdings and leave us if the trading price of our common stock significantly exceeds their investment in any shares they own or the exercise price of any options they hold. They could also be more likely to leave us if the trading price of our common stock drops significantly below the exercise price of the options they hold.

There are risks associated with our acquisition strategy.

              We intend to continue to grow through selectively considered acquisitions that are additive to our business. For example, in December 2009, we acquired LTI, a New York City-based provider of systems for foreign exchange trading and order management. We cannot predict whether we will be successful in pursuing these acquisitions or what the consequences of these acquisitions will be. Any acquisitions in the future may be subject to various conditions, such as compliance with antitrust regulatory requirements. We cannot be certain whether any of these conditions will be satisfied, the timing thereof, or the potential impact on us any such conditions may have.

              Our acquisition strategy involves numerous other risks, including risks associated with:

  •
  identifying acquisition candidates and negotiating definitive purchase agreements on satisfactory terms;

  •
  exposure to contingent or unforeseen liabilities;

  •
  integrating operations and systems and managing a geographically diverse group of offices;

  •
  exposure to new regulations;

  •
  diverting our management's attention from other business concerns; and

  •
  potentially losing key employees at acquired companies.

              We cannot be certain that we will be able to integrate any acquisitions successfully or manage the resulting business effectively, or that any acquisition will achieve the benefits that we anticipate. In addition, we are not certain that we will be able to make acquisitions at favorable prices or on favorable terms. Depending upon the nature, size and timing of potential future acquisitions, we may be required to raise additional financing in order to consummate additional acquisitions. Any debt agreements we may enter into may not permit us to consummate an acquisition or access the necessary additional financing because of certain covenant restrictions. Additional financing may not be available to us or, if available, that financing may not be on terms acceptable to our management. If our acquisition strategy is not successful, our financial condition, results of operations, cash flows and growth may be materially and adversely affected.

New products and services may subject us to additional risks.

              From time to time, we may offer new products and services complementary to our existing suite of products. For example, we are currently developing services for FX options. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets for such products are not fully developed. In developing and marketing new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new product or service. Failure to successfully manage these risks in the development and implementation of new products or services could have a material adverse effect on our business, results of operations and financial condition.

If we are unable to effectively compete in emerging international markets, either directly or through joint ventures with local firms, the future growth of our business may be adversely affected.

              We regard emerging international markets as an important area of our future growth. Due to cultural, regulatory and other factors relevant to those markets, however, we may be at a competitive disadvantage in those regions relative to local firms or to international firms that have a well established local presence. Expanding our business in emerging markets is an important part of our growth strategy. We face significant risks in doing business in international markets, particularly in developing regions. These business, legal and tax risks include, but are not limited to:

  •
  less developed or mature technological infrastructure and higher costs, which could make our products and services less attractive or accessible in emerging markets;

  •
  difficulty in complying with the diverse regulatory requirements of multiple jurisdictions, which may be more burdensome, not clearly defined, and subject to unexpected changes, potentially exposing us to significant compliance costs and regulatory penalties;

  •
  less developed and established local financial and banking infrastructure, which could make our products and services less accessible in emerging markets;

  •
  reduced protection of intellectual property rights;

  •
  inability to enforce contracts in some jurisdictions;

  •
  difficulties and costs associated with staffing and managing foreign operations, including reliance on newly hired local personnel;

  •
  dependence on third-party partners with whom we do not have extensive experience;

  •
  tariffs and other trade barriers;

  •
  currency and tax laws that may prevent or restrict the transfer of capital and profits among our various operations around the world; and

  •
  language and cultural differences among personnel in different areas of the world.

              In addition, in order to be competitive in these local markets, or in some cases because of restrictions on the ability of foreign firms to conduct business locally, we may seek to operate through joint ventures with local firms. Doing business through joint ventures may limit our ability to control the conduct of the business and could expose us to reputational and greater operational risks. Furthermore, given the intense competition from other international firms that are also seeking to enter and grow in these emerging foreign markets, we may have difficulty finding suitable local firms willing to enter into the types of relationships with us that we may need to gain access to these markets.

Our operations in certain developing regions may be subject to the risks associated with politically unstable and less economically developed regions of the world. Trading in the currencies of these developing regions may expose our clients and the third parties with whom we interact to sudden and significant financial loss as a result of exceptionally volatile and unpredictable price movements and could negatively impact our business.

              Our operations in some emerging markets may be subject to the political, legal and economic risks associated with politically unstable and less economically developed regions of the world, including the risks of war, insurgency, terrorism and government appropriation. For example, we do business in countries whose currencies may be less stable than those in our primary markets. Currency instability or government imposition of currency restrictions in these countries could impede our operations in the FX markets in these countries. In addition, emerging markets may be subject to exceptionally volatile and unpredictable price movements that can expose clients and brokers to sudden and significant financial loss. Trading in these markets may be less liquid, market participants may be less well capitalized and market oversight may be less extensive, all of which could increase trading risk. Substantial trading losses by clients or client or counterparty defaults, or the prospect of them, in turn, could drive down trading volume in these markets.

As a public company, we are now subject to additional financial and other reporting and corporate governance requirements that may be difficult for us to satisfy and may divert management's attention from our business.

              Prior to the completion of our initial public offering, we were a private company. As a public company, we are required to file annual and quarterly reports and other information pursuant to the Securities Exchange Act of 1934, as amended, or the "Exchange Act," with the SEC. We will be required to ensure that we have the ability to prepare financial statements that comply with SEC reporting requirements on a timely basis. We will also be subject to other reporting and corporate governance requirements, including the applicable stock exchange listing standards and certain provisions of the Sarbanes-Oxley Act of 2002, or the "Sarbanes-Oxley Act," and the regulations promulgated thereunder, which impose significant compliance obligations upon us. Specifically, we will be required to:

  •
  prepare and distribute periodic reports and other stockholder communications in compliance with our obligations under the federal securities laws and applicable stock exchange rules;

  •
  create or expand the roles and duties of our board of directors and committees of the board;

  •
  institute compliance and internal audit functions that are more comprehensive;

  •
  evaluate and maintain our system of internal control over financial reporting, and report on management's assessment thereof, in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, or "Section 404," and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

  •
  enhance our investor relations function;

  •
  maintain internal policies, including those relating to disclosure controls and procedures; and

  •
  involve and retain outside legal counsel and accountants in connection with the activities listed above.

              As a public company, we will be required to commit significant resources and management time and attention to the above-listed requirements, which will cause us to incur significant costs and which may place a strain on our systems and resources. As a result, our management's attention might be diverted from other business concerns. In addition, we might not be successful in implementing these requirements. The cost of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be higher than they were as a privately held company.

              In addition, the Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, significant resources and management oversight will be required. We will be implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. We expect to incur certain additional annual expenses related to these activities and, among other things, additional directors' and officers' liability insurance, director fees, reporting requirements, transfer agent fees, hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

Our stock price may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above the initial public offering price.

              The market price for our common stock is likely to be volatile, in part because our shares have not been traded publicly prior to the consummation of our initial public offering. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, many of which we cannot control, including those described under "—Risks Related to Our Business" and the following:

  •
  changes in economic or capital markets conditions that could affect valuations of FX or financial technology companies in general;

  •
  changes in financial estimates by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;

  •
  downgrades by any securities analysts who follow our common stock;

  •
  future sales of our common stock by our officers, directors and significant stockholders;

  •
  global economic, legal and regulatory factors unrelated to our performance;

  •
  investors' perceptions of our prospects;

  •
  announcements by us or our competitors of significant contracts, acquisitions, joint ventures or capital commitments; and

  •
  changes in key personnel.

              In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies in the financial services industry. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs, and our resources and the attention of management could be diverted from our business.

Anti-takeover provisions in our charter documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.

              Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of the Company more difficult without the approval of our board of directors. These provisions:

  •
  established a classified board of directors, so that not all members of our board of directors are elected at one time;

  •
  authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock;

  •
  prohibit stockholder action by written consent, requiring all stockholder actions be taken at a meeting of our stockholders;

  •
  provide that the board of directors is expressly authorized to make, alter, or repeal our amended and restated bylaws; and

  •
  establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

              These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of the Company, even if doing so would benefit our stockholders. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

              The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If no securities or industry analysts cover the Company, the trading price for our common stock would be negatively impacted. If we obtain securities or industry analyst coverage and if one or more of the analysts who covers us downgrades our common stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock price and trading volume to decline.

We do not expect to pay any cash dividends for the foreseeable future.

              The continued operation and expansion of our business will require substantial funding. Accordingly, except for the payment of a dividend in February 2012 in the aggregate principal amount of $63.1 million, pro rata, to holders of our common and preferred stock, and a dividend equivalent payment, as an anti-dilution measure, of $6.9 million to holders of vested options to purchase our common stock, in each case, paid to holders of record, as of January 24, 2012, we do not anticipate that we will pay any cash dividends on shares of our common stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, including any potential indebtedness we may incur, restrictions imposed by applicable law and other factors our board of directors deems relevant. Accordingly, if you purchase shares of our common stock, realization of a gain on your investment will depend on the appreciation of the price of our common stock, which may never occur. Investors seeking cash dividends in the foreseeable future should not purchase our common stock.

Item 1B.    Unresolved Staff Comments

              None.

Item 2.    Properties

              Our company headquarters are located at 909 Third Avenue, New York, NY, where we lease the entire 10th floor, which is approximately 31,400 square feet. This lease expires in May 2021. We have other offices in Boston, MA and Washington, D.C. Outside the United States, we have offices in London, Zurich, Tokyo, Singapore, Hong Kong, Mumbai and Sydney. We lease each of these facilities and do not own any real property. While we may need additional space to support future head count growth, we believe we will be able to find additional space on reasonable commercial terms to meet our projected growth rates.

Item 3.    Legal Proceedings

              We may from time to time be involved in litigation and claims incidental to the conduct of our business, including intellectual property claims. In addition, our business is also subject to extensive regulation, which may result in regulatory proceedings against us. We are not currently subject to any pending judicial, administrative or arbitration proceedings that we expect to have a material impact on our business or consolidated financial statements.

Item 4.    Mine Safety Disclosures

              Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices; Record Holders and Dividends

              Since February 9, 2012, our common stock has been traded on the New York Stock Exchange under the symbol "FX." Prior to our initial public offering there was no public market for our common stock. We are authorized to issue up to 150,000,000 shares of common stock, par value $0.0001. Total shares of common stock outstanding as of March 22, 2012 were 28,315,437, and we had 24 stockholders of record.

Dividends

              On January 24, 2012, our board of directors declared a pro rata dividend of $2.23 per share, or approximately $63.1 million in the aggregate, to record holders of our outstanding preferred stock and common stock as of that date. As required under the terms of our 2006 stock option plan, we also made anti-dilution adjustments to options previously granted by the Company. These adjustments took the form of a dividend equivalent payment of $2.23 per share of common stock underlying each vested stock option to holders of outstanding vested stock options as of the record date, and a reduction in the exercise price of each of the 1,421,475 unvested stock options outstanding as of the record date for the dividend by approximately 15.7% per share and an increase in the number of shares underlying such options by approximately 18.6%. The aggregate dividend equivalent payment was approximately $6.9 million, which the Company paid contemporaneously with the dividend in February 2012. Following the adjustment to unvested options there was 1,685,632 shares underlying such outstanding unvested options, at a weighted average exercise price of $10.92 per share. We currently expect to retain all available funds and any future earnings to fund the development and growth of our business and to repay any indebtedness that we may incur; therefore, we do not anticipate paying any cash dividends in the foreseeable future. Our ability to pay dividends on our common stock may be restricted by the terms of any of our future debt or preferred securities.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2011

              The information required by this item is incorporated by reference to the information in Part III, Item 12 of this Annual Report on Form 10-K.

Unregistered Sales of Equity Securities

              The following sets forth information regarding all unregistered securities sold from January 1, 2009 through December 31, 2011:

              Between January 1, 2009 and December 31, 2011 we granted 2,353,500 stock options to purchase shares of common stock at an average exercise price of $12.92 per share to employees and directors pursuant to our 2006 Stock Option Plan. Of these stock options, 418,750 shares have been cancelled and/or expired without being exercised, 10,000 have been exercised at an aggregate weighted-average exercise price of $11.68 and 1,924,750 remain outstanding.

              The offers, sales and issuances of the securities described in this Item 5 were deemed to be exempt from registration under the Securities Act under either (1) Rule 701 promulgated under the Securities Act as offers and sale of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701 or (2) Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof. All recipients had adequate access, through their relationships with us, to information about us.

Use of Proceeds

              On February 8, 2012, our registration statement on Form S-1 (File No. 333-176901) was declared effective for our initial public offering, pursuant to which we registered the offering and sale of 5,980,000 shares of our common stock beneficially owned by the selling stockholders, including 780,000 additional shares pursuant to the underwriters' option to purchase additional shares, at a public offering price of $12.00 per share for an aggregate offering price of approximately $71.8 million. We did not receive any proceeds from the sale of shares of our common stock by the selling stockholders, including any shares sold by the selling stockholders in connection with the exercise of the underwriters' option to purchase additional shares. The managing underwriters were Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co., Citigroup Global Markets Inc. and J.P. Morgan Securities LLC.

              As a result of the offering, the selling stockholders received net proceeds of approximately $66.7 million, after deducting underwriting discounts and commissions of approximately $5.0 million. None of such payments were direct or indirect payments to any of our directors or officers or their associates or to persons owning 10 percent or more of the Company's common stock or direct or indirect payments to others.

Item 6.    Selected Financial Data

              We derived the following consolidated statements of operations data for the fiscal years ended December 31, 2011, 2010 and 2009 and selected consolidated balance sheet data as of December 31, 2011 and 2010 from our audited consolidated financial statements included herein. The selected statement of operations data for the fiscal years ended December 31, 2008 and 2007 and the selected consolidated balance sheet data as of December 31, 2009, 2008 and 2007 have been derived from our consolidated financial statements not included herein. The historical results presented below are not necessarily indicative of the results to be expected for any future period. This information should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and

Results of Operations" and our consolidated financial statements and related notes included herein. Amounts below are presented in thousands, except share and per share amounts.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenues
Transaction fees—relationship trading	$62,380	$51,222	$44,232	$55,820	$55,436
Transaction fees—active trading	27,929	21,350	4,450	2,948	2,347
User, settlement, and license fees	27,877	26,336	23,835	22,262	19,473
Interest and other income, net	79	157	405	1,223	2,157

Total revenues	118,265	99,065	72,922	82,253	79,413

Operating Expenses
Salaries and benefits	48,213	38,869	27,711	30,608	32,770
Technology	6,969	7,068	4,820	5,880	6,517
General and administrative	6,526	6,107	4,319	5,473	4,681
Marketing	1,161	1,063	1,018	1,139	1,635
Professional fees	2,930	1,565	1,387	1,042	910
Depreciation and amortization	10,027	8,749	7,599	6,820	5,681

Total operating expenses	75,826	63,421	46,854	50,962	52,194

Income before income taxes	42,439	35,644	26,068	31,291	27,219
Provision for income taxes	16,373	14,486	11,125	14,497	11,097

Net income	$26,066	$21,158	$14,943	$16,794	$16,122
Accretion and allocated earnings of preferred stock	13,502	10,506	8,571	8,754	8,269

Net income allocated to common stockholders	$12,564	$10,652	$6,372	$8,040	$7,853

Earnings per common share:
Basic	$0.60	$0.50	$0.30	$0.39	$0.38
Diluted	0.58	0.50	0.30	0.38	0.37
Weighted-average common shares outstanding:
Basic	21,048,766	21,133,143	21,136,703	20,765,202	20,849,697
Diluted	21,645,360	21,383,487	21,244,983	21,407,096	21,367,672

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$127,722	$96,682	$78,742	$67,371	$47,060
Investments available-for-sale	7,077	6,937	6,587	5,769	6,051
Total assets	212,511	178,130	150,736	129,614	113,130
Total current liabilities	20,771	18,090	16,002	12,824	15,901
Redeemable convertible preferred stock	109,276	100,096	93,239	86,852	80,902
Total liabilities, redeemable convertible preferred stock and stockholders' equity	212,511	178,130	150,736	129,614	113,130

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

              The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with Item 6. "Selected Financial Data" and our consolidated financial statements and the related notes thereto included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

              The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section entitled "Forward Looking Statements" and in Item 1A. "Risk Factors." References to "fiscal year" or "fiscal" refer to our fiscal year ending on December 31in each calendar year.

Executive Summary

Overview

              We are the leading independent global provider of electronic FX trading solutions to over 1,000 institutions globally. We provide institutional clients with 24-hour direct access, five days per week, to the FX market, which is the world's largest and most liquid financial market. Our proprietary technology platform enables us to deliver efficient and reliable FX price discovery, trade execution and pre-trade and post-trade automated workflow services for more than 400 currency pairs with access to a deep pool of liquidity from the world's leading banks and other liquidity providers.

              Our comprehensive suite of electronic FX trading products includes FX spot, FX forwards, FX swaps and NDFs. In addition to our core electronic FX trading solutions, our platform supports the OTC trading of gold and silver on a spot, forward or swap basis and provides access to bank deposits. We offer single point access to multiple execution mechanisms, including collaborative trading, request for stream, continuous streaming prices, an anonymous ECN as well as execution mechanisms proprietary to specific liquidity providers. Our platform also supports advanced order types, such as limit, pegged, stop, and variable time weighted-average price, or "TWAP," orders. In addition to facilitating our clients' FX transactions, we also license our technology for distribution under our clients' brands, which we refer to as white-labeled enterprise solutions.

              The majority of our revenues are derived from transaction fees, which are generally calculated based on the notional value of trades executed on our platform. We derive these transaction fees from our clients' use of relationship trading and active trading systems. Relationship trading revenues include fees related to our multi-dealer request for stream and collaborative trading systems and money market trading, which are used primarily by clients such as corporations and asset managers to hedge commercial risk and facilitate foreign currency payments in the ordinary course of their business. Active trading revenues include fees related to our ECN platform (Order Book), and our multi-dealer continuous stream platform (Bank Stream), which are used primarily by banks, broker-dealers, hedge funds, prime brokers and other market participants who trade currencies as a central activity or profit center. For more information related to relationship trading and active trading, see "Business—Trade Execution."

              Transaction fees are expressed as a rate per million dollars of trading volume. Transaction fee revenues are calculated by multiplying the average rate per million times the volume that is transacted on our platform. Because transaction fees are generally subject to tiered pricing based on volume, average transaction fees per million for a customer decline as their volumes grow. Therefore, if volume increases, we would expect a decrease in average transaction fees per million.

              We also generate revenues through user, settlement, and license fees. These fees include charges to clients for support with and access to our platform, to execute post-trade messaging for transaction settlement, to license our systems for their internal or external use on a white-labeled basis, for access to premium transaction summary reports, for connectivity charges we incur on behalf of customers, and other administrative fees. User, settlement, and license fees are generally variable based on the number of users with billable system access and the number of transactions processed using Settlement Center. Customers use our Settlement Center to manage post-trade messaging with a network of approximately 390 bank settlement counterparties, custodians and prime brokers. These fees are generally recurring fees invoiced monthly, with a small portion of one-time integration fees.

Key Operating Metrics

              We believe that there are two key variables that impact the revenues earned by us:

  •
  the volumes that are transacted on our platform; and

  •
  the amount of transaction fees that we collect for trades executed through the platform (which are a result of our pricing tiers and the mix of contracts that we transact).

              Volume is a function of the number of clients and the frequency that they transact on our platform. The table below sets forth our trading volume, trading days and average daily volumes for the years ended December 31, 2011, 2010, 2009, 2008 and 2007:

	Years Ended December 31,
	2011	2010	2009	2008	2007
Total Trading Volume (in millions)(1)
Relationship Trading	$17,118,419	$13,084,010	$10,907,697	$14,048,001	$12,848,381
Active Trading	4,406,739	2,984,526	601,104	386,459	204,698

Total	$21,525,158	$16,068,536	$11,508,801	$14,434,460	$13,053,079
Trading Days(2)	258	258	258	259	258
Average Daily Volume (in millions)
Relationship Trading	$66,351	$50,713	$42,278	$54,240	$49,800
Active Trading	17,080	11,568	2,330	1,492	793

Total	$83,431	$62,281	$44,608	$55,732	$50,593

(1)
Notional U.S. dollar-equivalent (calculated at the time of trade) of trades executed on FXall generating variable transaction fees (counting one side of the transaction), in millions.

(2)
We count trading days to include each Monday through Friday excluding New Year's Day, Good Friday and Christmas Day.

              We experienced a decrease in total average daily trading volumes of approximately 7% in the fourth quarter of 2011 as compared to the prior quarter, including a 3% decline in relationship trading and a 20% decline in active trading. We believe this decrease was consistent with industry trends as a result of the Eurozone crisis, which has created uncertainty in the FX and more general trading environment. We expect these conditions to continue in the near term into 2012 pending additional certainty as to the resolution of the crisis. See "Risk Factors—The current economic environment and uncertainty in the European Union could materially adversely affect our results of operations."

              Transaction fees are tied directly to the volume of trading on our platform and, accordingly, to global FX trading volumes. The global FX market is the largest and one of the fastest growing liquid markets in the world. The average daily volume in the global FX market grew approximately 20%, from approximately $3.3 trillion in 2007 to approximately $4 trillion in 2010.

              We believe that the increase in average daily FX trading volumes from 2001 to 2010 can be attributed to various factors, including: the rising importance of FX as an asset class, the increased trading activity of hedge funds and high frequency traders during this period and the growth of electronic execution methods, which have lowered transaction costs, increased market liquidity and attracted greater participation from many customer types. In addition, the trading volumes of mutual funds, insurance companies, pension funds, and other asset managers grew during this period as a result of increasing assets under management invested internationally. Corporations continue to actively manage their FX exposure in increasingly sophisticated ways as their businesses expand globally. According to Standard and Poor's, foreign sales accounted for more than 40% of total revenues for S&P 500 companies that reported foreign sales in 2010. While we believe the long-term growth drivers of the FX industry remain intact, based on our own experience, FX volumes have recently been, and are expected to continue to be, adversely affected due to the uncertainties resulting from the current Eurozone crisis. In order to increase customer trading volume, we focus our marketing and our customer service and education activities on attracting new customers, and on increasing overall customer trading activity.

              The amount of transaction fees reflects a blended average of our pricing at various tiers across our products, The following table sets forth our average transaction fee per million of notional amount for the years ended December 31, 2011, 2010, 2009, 2008 and 2007.

	Years Ended December 31,
	2011	2010	2009	2008	2007
Average Transaction Fee per Million
Relationship Trading	$3.64	$3.91	$4.05	$3.97	$4.31
Active Trading	6.34	7.15	7.40	7.63	11.47
Total	$4.19	$4.51	$4.22	$4.07	$4.42

              User, settlement, and license fees are generally variable based on the number of billable users with system access and the number of post-trade messages generated using Settlement Center. For the year ended December 31, 2011, of the total revenues generated by this category, user fees accounted for approximately 61%, settlement fees accounted for approximately 16% and license and other fees accounted for approximately 23%.

Components of Our Operating Results

              The following discussion sets forth certain components of our statements of operations as well as factors that impact those items.

Total Revenues

              The majority of our revenues are derived from transaction fees, which are divided into transaction fees—relationship trading and transaction fees—active trading. In addition, we generate revenues from user, settlement and license fees, as well as interest and other income.

              Transaction fees—relationship trading.    Transaction fees—relationship trading includes transaction fees related to our multi-dealer request for stream and collaborative trading systems and money market trading, which are used primarily by clients such as corporations and asset managers. Transaction fees—relationship trading are paid by the liquidity provider. Relationship trading systems support trading in FX spot, FX forwards (including non-deliverable forwards) and FX swaps. Average transaction fees per million are higher for FX spot and FX forward transactions and lower for FX swap transactions. The average transaction fee per million on relationship trading systems is influenced by the mix of FX spot, FX forwards and FX swaps, as well as by our standardized tiered volume pricing model.

              Transaction fees—active trading.    Transaction fees—active trading include transaction fees related to our ECN platform (Order Book) and our multi-dealer continuous stream (Bank Stream) platform, which are used primarily by banks, broker-dealers, hedge funds, prime brokers and other market participants. Transaction fees—active trading are generally paid by both parties to each transaction. Active trading systems currently support trading of FX spot only. The average fee per million for active trading is higher than the average fee per million for relationship trading primarily for two reasons: first, both parties to each active trading transaction generally pay a transaction fee, and second, relationship trading includes FX swap transactions, which have lower fees per million than FX spot and FX forward transactions.

              User, settlement, and license fees.    User, settlement, and license fees include charges to customers to access our platform, to execute post-trade messaging for transaction settlement, to license our systems for their internal or external use on a white-labeled basis, for access to premium transaction summary reports, for connectivity charges we incur on behalf of customers, and other administrative fees. A small portion of these fees relates to one-time integration, but the majority are recurring fees invoiced monthly.

              Interest and other income.    Interest and other income includes interest and dividend income on our cash and cash equivalents and our investments available-for-sale (which are generally amounts invested in a short-term investment-grade bond mutual fund), as well as gains and losses on transactions denominated in foreign currencies.

Operating Expenses

              Salaries and benefits.    Salaries and benefits are our most significant expense and include employee salaries, cash-based incentive compensation, stock-based compensation, employee benefits, payroll taxes, recruiting costs, training and other related employee costs. These expenses generally increase as we add staff to support growth in customers and volumes and to develop and support additional systems. We have capitalized employee compensation and benefits and consultant costs related to software development of $9.4 million, $7.4 million and $4.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

              Technology.    Technology expenses consist primarily of costs relating to maintenance of hardware and software, data center hosting costs and data communications provided by outside vendors. These expenses are affected primarily by the amount of hardware used by the Company, use of third-party software, growth of trading volume, our network capacity requirements and by changes in the number of telecommunication hubs and connections, which provide our customers with direct access to our electronic trading platform.

              General and administrative.    General and administrative expenses consist primarily of occupancy costs related to leased property, travel and entertainment expenses, provision for doubtful accounts, and other corporate and administrative expenses that support our operations.

              Marketing.    Marketing expenses consist primarily of costs associated with attending or exhibiting at industry conferences and conventions; electronic media, print and other advertising costs to promote our products and services; and corporate communications.

              Professional fees.    Professional fees consist primarily of fees for legal and accounting services and other professional advisors.

              Depreciation and amortization.    We depreciate our computer hardware and related software, office hardware and furniture and fixtures and amortize our capitalized software development costs on a straight line basis over three to ten years. We amortize leasehold improvements on a straight-line basis over the lesser of the life of the improvement or the term of the lease. Intangible assets with definite lives, including purchased technologies, customer relationships and other intangible assets, are amortized over their estimated useful lives, ranging from two to fifteen years.

Public Company Expenses

              We expect our operating expenses to increase now that we have become a public company. We expect our accounting, legal and personnel-related expenses and directors' and officers' insurance costs to increase as we establish more comprehensive compliance and governance functions, maintain and review internal controls over financial reporting in accordance with the Sarbanes-Oxley Act and prepare and distribute periodic reports, as required by the rules and regulations of the SEC.

Accretion and Allocated Earnings of Preferred Stock

              All outstanding shares of preferred stock converted to common stock on a one-for-one basis upon the consummation of our initial public offering in February 2012. Prior to the conversion we were accreting the initial value of our Series A Preferred Stock to its estimated redemption value using the effective interest method through August 2012. The accretion amounts are recorded as a reduction to retained earnings. In addition, the holders of our preferred stock are entitled to participate with common stockholders in the distribution of earnings through dividends. Both of these items are reflected in our statements of operations as a reduction in net income attributable to common stockholders.

Acquisition and Purchase Accounting

              On December 31, 2009, in keeping with our business strategy to consider opportunities selectively to grow our business through strategic acquisitions that can potentially enhance our capabilities or enable us to enter new markets or provide new products or services, we acquired all of the outstanding capital stock of LTI, a New York City-based provider of systems for foreign exchange trading and order management, from Citigroup Financial Products Inc., or the "LTI Acquisition." The LTI Acquisition expanded our active trading client base, broadened our product capabilities, including our white-labeled order management product, and added experienced technical, sales and services staff with expertise in institutional FX trading systems. The LTI acquisition added 77 clients and contributed $13.5 million to 2010 reported revenues.

              The aggregate consideration for the LTI Acquisition, which was determined based upon the value of the underlying assets being acquired and as a result of arms-length negotiations with Citigroup Financial Products Inc., an entity affiliated with one of our current stockholders, was $7.4 million in cash. The transaction also included a contingent return, or claw-back provision, that was estimated at $2.3 million at the time of closing and was based on the revenues earned from LTI customers on our platform post-closing. The seller paid the claw-back amount of $2.3 million to the Company in June 2011. Because the actual claw-back equaled the amount estimated at the time of the acquisition, this payment did not result in a gain or loss.

              We accounted for the LTI Acquisition using the purchase method of accounting. As a result, the purchase price for the LTI Acquisition was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values as of the date of the LTI Acquisition. The excess of the purchase price over the fair value of assets and liabilities was assigned to goodwill, which is not amortized for accounting purposes, but is subject to testing for impairment at least annually. The application of purchase accounting resulted in an increase in depreciation and amortization expense in the periods subsequent to the LTI Acquisition relating to our acquired assets.

Results of Operations

              The table below sets forth our historical consolidated results of operations in thousands of dollars and as a percentage of total revenues for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Consolidated Statements of Operations Data:
Revenues
Transaction fees—relationship trading	$62,380	$51,222	$44,232
Transaction fees—active trading	27,929	21,350	4,450
User, settlement, and license fees	27,877	26,336	23,835
Interest and other income	79	157	405

Total revenues	118,265	99,065	72,922

Operating Expenses
Salaries and benefits	48,213	38,869	27,711
Technology	6,969	7,068	4,820
General and administrative	6,526	6,107	4,319
Marketing	1,161	1,063	1,018
Professional fees	2,930	1,565	1,387
Depreciation and amortization	10,027	8,749	7,599

Total operating expenses	75,826	63,421	46,854

Income before income taxes	42,439	35,644	26,068
Provision for income taxes	16,373	14,486	11,125

Net income	$26,066	$21,158	$14,943

Percentage of Total Revenues:
Revenues
Transaction fees—relationship trading	53%	52%	61%
Transaction fees—active trading	24	21	6
User, settlement, and license fees	23	27	33
Interest and other income	0	0	0

Total revenues	100	100	100

Operating Expenses
Salaries and benefits	41	39	38
Technology	6	7	7
General and administrative	6	6	6
Marketing	1	1	1
Professional fees	2	2	2
Depreciation and amortization	8	9	10

Total operating expenses	64	64	64

Income before income taxes	36	36	36
Provision for income taxes	14	15	15

Net income	22%	21%	21%

Year Ended December 31, 2011 Compared to the year Ended December 31, 2010

Total Revenues

              Our total revenues increased $19.2 million, or 19%, to $118.3 million for the year ended December 31, 2011, compared to $99.1 million for the year ended December 31, 2010. The increase in total revenues was primarily attributable to an increase in transaction fees of $17.7 million.

              Transaction fees—relationship trading.    Transaction fees—relationship trading increased $11.2 million, or 22%, to $62.4 million for the year ended December 31, 2011, compared to $51.2 million for the year ended December 31, 2010. The increase in revenues was driven by a 31% increase in trading volume due primarily to an increase in the average volume per client as well as an increase in the number of relationship trading clients. This increase was partially offset by a decrease in the average transaction fee per million of 7%, primarily due to a change in product mix and our tiered volume pricing model.

              Transaction fees—active trading.    Transaction fees—active trading increased $6.6 million, or 31%, to $27.9 million for the year ended December 31, 2011, compared to $21.4 million for the year ended December 31, 2010. The increase in revenues was driven by a 48% increase in trading volume due primarily due to an increase in active trading clients as well as an increase in the average volume per client. This increase was partially offset by a decrease in the average transaction fee per million of 11% primarily due to tiered volume pricing.

              User, settlement, and license fees.    User, settlement, and license fees increased $1.5 million, or 6%, to $27.9 million for the year ended December 31, 2011, compared to $26.3 million for the year ended December 31, 2010. The increase was primarily attributable to a $1.4 million increase in user fees, and $0.5 million in increased license fees for our white-labeled enterprise solutions, partially offset by a decrease of $0.4 million in connectivity charges.

              Interest and other income.    Interest and other income decreased $0.1 million to $0.1 million for the year ended December 31, 2011, compared to $0.2 million for the year ended December 31, 2010 primarily due to foreign currency exchange losses in translating our foreign currency transactions into U.S. dollars.

Operating Expenses

              Our operating expenses increased $12.4 million, or 20%, to $75.8 million for the year ended December 31, 2011, compared to $63.4 million for the year ended December 31, 2010. The increase in operating expenses was primarily due to higher salaries and benefits of $9.3 million, general and administrative expenses of $0.4 million, professional fees of $1.4 million and depreciation and amortization of $1.3 million.

              Salaries and benefits.    Salaries and benefits increased $9.3 million, or 24%, to $48.2 million for the year ended December 31, 2011, compared to $38.9 million for the year ended December 31, 2010. This increase was primarily attributable to an increase in salaries and benefits of $4.5 million due to increased headcount and compensation levels to support the growth in our business, higher cash-based incentive compensation of $1.8 million due to improved operating performance, and $3.0 million in increased stock-based compensation due to additional awards granted in December 2010, which are accounted for under the graded vesting method (see "Critical Accounting Policies and Estimates—Stock-Based Compensation").

              Technology.    Technology expenses decreased $0.1 million, or 1%, to $7.0 million for the year ended December 31, 2011, compared to $7.1 million for the year ended December 31, 2010. The decrease was primarily attributable to a $2.2 million decrease in costs related to a transition services agreement with Citigroup Financial Products Inc. that was entered into as part of the LTI Acquisition, which was partially offset by an increase of $2.0 million in maintenance, hosting, band-width, trade messaging and technology consulting expenses to support the growth in our business.

              General and administrative.    General and administrative expenses increased $0.4 million, or 7%, to $6.5 million for the year ended December 31, 2011, compared to $6.1 million for the year ended December 31, 2010. The increase was primarily attributable to a $0.4 million increase in travel and entertainment expenses as a result of increased headcount, $0.4 million increased occupancy costs to support the growth in our business, and an increase of $0.3 million in printing costs related to our initial public offering, partially offset by $0.9 million in non-recurring occupancy costs incurred in 2010 due to the move of our corporate offices.

              Professional fees.    Professional fees increased $1.4 million, or 87%, to $2.9 million for the year ended December 31, 2011, compared to $1.6 million for the year ended December 31, 2010. The increase in professional fees was primarily attributable to $1.4 million in accounting and legal fees associated with our initial public offering.

              Depreciation and amortization.    Depreciation and amortization expenses increased $1.3 million, or 15%, to $10.0 million for the year ended December 31, 2011, compared to $8.7 million for the year ended December 31, 2010. The increase was primarily attributable to $14.3 million in capital expenditures for the year ended December 31, 2011. The capital expenditures were primarily related to the continued development and system enhancements of our trading platform.

Provision for income taxes

              Provision for income taxes increased $1.9 million, or 13%, to $16.4 million for the year ended December 31, 2011, compared to $14.5 million for the year ended December 31, 2010. The increase in our provision for income taxes was primarily due to a $6.8 million increase in our pre-tax income, partially offset by a decrease in our effective income tax rate from 40.6% to 38.6%. The decrease in our effective income tax rate in 2011 was due to certain provision to return adjustments, tax credits and changes in the way we apportion our income to the states where we conduct business. See "Critical Accounting Policies and Estimates—Income Taxes."

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Total Revenues

              Our total revenues increased $26.1 million, or 36%, to $99.1 million for the year ended December 31, 2010, compared to $72.9 million for the year ended December 31, 2009. The increase in total revenues was primarily attributable to an increase in transaction fees of $23.9 million largely driven by active trading and an increase in user, settlement, and license fees of $2.5 million.

              Transaction fees—relationship trading.    Transaction fees—relationship trading increased $7.0 million, or 16%, to $51.2 million for the year ended December 31, 2010, compared to $44.2 million for the year ended December 31, 2009. The increase in revenues was driven by a 20% increase in trading volume due primarily to higher average volume per client as well as an increase in the number of relationship trading clients, partially offset by a 3% decrease in the average transaction fee per million.

              Transaction fees—active trading.    Transaction fees—active trading increased $16.9 million, or 380%, to $21.4 million for the year ended December 31, 2010, compared to $4.5 million for the year ended December 31, 2009. The growth in revenues was primarily driven by the LTI Acquisition and growth in interdealer trading volumes. The LTI Acquisition and the further adoption of interdealer trading contributed to an increase in trading volumes of 397% and an increase in the average volume per client as well as an increase in the number of active trading clients, while the average transaction fee per million decreased 3%.

              User, settlement, and license fees.    User, settlement, and license fees increased $2.5 million, or 10%, to $26.3 million for the year ended December 31, 2010, compared to $23.8 million for the year ended December 31, 2009. The increase was primarily attributable to an increase of $1.3 million in user fees, $0.8 million in increased license fees for our white-labeled order management product, which was acquired as part of the LTI Acquisition, and an increase of $0.2 million in connectivity charges.

              Interest and other income.    Interest and other income decreased $0.2 million to $0.2 million for the year ended December 31, 2010, compared to $0.4 million for the year ended December 31, 2009. The decrease was related to a decrease in interest income and an increase in foreign currency exchange losses in translating our foreign currency transactions into U.S. dollars.

Operating Expenses

              Our operating expenses increased $16.6 million, or 35%, to $63.4 million for the year ended December 31, 2010, compared to $46.9 million for the year ended December 31, 2009. The increase in operating expenses was primarily due to higher salaries and benefits of $11.2 million, increased technology expenses of $2.2 million, increased general and administrative expense of $1.8 million, and increased depreciation and amortization of $1.2 million.

              Salaries and benefits.    Salaries and benefits increased $11.2 million, or 40%, to $38.9 million for the year ended December 31, 2010, compared to $27.7 million for the year ended December 31, 2009. The increase was primarily attributable to an increase in salaries of $4.3 million due to increased headcount and compensation levels to support the growth in our business, higher cash-based incentive compensation of $4.3 million due to improved operating performance, and an increase of $2.6 million in benefits, taxes and other employee related costs.

              Technology.    Technology expenses increased $2.2 million, or 47%, to $7.1 million for the year ended December 31, 2010, compared to $4.8 million for the year ended December 31, 2009. The increase was primarily attributable to a $2.4 million increase in costs related to a transition services agreement with Citigroup Financial Products Inc. which was entered into as part of the LTI Acquisition, partially offset by a $0.2 million decrease in consulting costs.

              General and administrative.    General and administrative expenses increased $1.8 million, or 41%, to $6.1 million for the year ended December 31, 2010, compared to $4.3 million for the year ended December 31, 2009. The increase was primarily attributable to a $0.9 million non-recurring increase in occupancy costs due to the move of our corporate offices and a $0.6 million increase in travel and entertainment expenses as a result of increased headcount.

              Professional fees.    Professional fees increased $0.2 million, or 13%, to $1.6 million for the year ended December 31, 2010, compared to $1.4 million for the year ended December 31, 2009. This increase was primarily attributable to increased accounting and consulting fees in 2010 which were partially offset by a decrease in legal costs as compared to the prior year due to legal costs incurred in 2009 related to the LTI Acquisition.

              Depreciation and amortization.    Depreciation and amortization expense increased $1.2 million, or 15%, to $8.7 million for the year ended December 31, 2010, compared to $7.6 million for the year ended December 31, 2009. The increase was primarily attributable to $16.6 million in capital expenditures in 2010 to support the continued growth in our business and development of our trading platform and the amortization of intangibles related to the LTI Acquisition.

Provision for Income Taxes

              Provision for income taxes increased $3.4 million, or 30%, to $14.5 million for the year ended December 31, 2010, compared to $11.1 million for the year ended December 31, 2009. The increase in our provision for income taxes is due to a $9.6 million increase in our pre-tax income which was partially offset by a decrease in our effective income tax rate from 42.7% to 40.6%.

Quarterly Results of Operations

              The tables below set forth unaudited consolidated results of operations in thousands of dollars and as a percentage of total revenues for the four quarters of fiscal years 2011 and 2010. We have prepared our consolidated statements of operations for each of these quarters on the same basis as the audited consolidated financial statements included in this Annual Report on Form 10-K. In the opinion of our management, each statement of operations includes all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly operating results are not necessarily indicative of our operating results for any future period.

              Our quarterly results have historically varied primarily as a result of changes in trading volume due to market conditions, changes in the number of trading days during certain quarters, and seasonal effects caused by slow-downs in trading activity during periods containing holidays, and generally during the summer months of each year. We tend to experience increased trading volumes during the last month of each quarter.

              Our revenues generally increased sequentially in each of the quarters presented as a result of increased trading volumes on our systems. Revenues decreased in the fourth quarter of 2011 compared to the prior quarter as a result of a decrease in total average daily trading volumes of approximately 7% . Revenues decreased in the third quarter of 2010 compared to the prior quarter, primarily due to a decrease in the average transaction fee per million in relationship trading and decreased trading volumes in active trading.

              Operating expenses have fluctuated both in absolute dollars and as a percentage of revenues from quarter to quarter due primarily to changes in the average headcount across all functions, payroll taxes associated with the payment of cash-based incentive compensation, stock-based compensation and the capitalization of software development costs.

	Three Months Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
	(in thousands, unaudited)
Consolidated Statements of Operations Data:
Revenues:
Transaction fees—relationship trading	$15,475	$16,352	$15,798	$14,755	$13,643	$12,413	$12,802	$12,364
Transaction fees—active trading	6,893	8,253	7,023	5,760	5,100	4,722	5,670	5,858
User, settlement, and license fees	7,166	7,234	6,608	6,869	6,823	6,618	6,587	6,308
Interest and other income	39	(101)	51	90	(24)	54	59	68

Total revenues	29,573	31,738	29,480	27,474	25,542	23,807	25,118	24,598

Operating Expenses
Salaries and benefits	11,180	12,443	12,460	12,130	10,408	9,348	9,096	10,017
Technology	2,032	1,905	1,448	1,584	1,467	1,888	1,795	1,918
General and administrative	1,819	1,715	1,523	1,469	1,876	1,744	1,348	1,139
Marketing	153	219	356	433	208	234	236	385
Professional fees	1,229	923	351	427	537	336	356	336
Depreciation and amortization	2,662	2,499	2,434	2,432	2,398	2,269	2,102	1,980

Total operating expenses	19,075	19,704	18,572	18,475	16,894	15,819	14,933	15,775

Income before income taxes	10,498	12,034	10,908	8,999	8,648	7,988	10,185	8,823
Provision for income taxes	2,733	5,113	4,673	3,854	3,514	3,246	4,140	3,586

Net income	$7,765	$6,921	$6,235	$5,145	$5,134	$4,742	$6,045	$5,237

Percentage of Total Revenues:
Revenues
Transaction fees—relationship trading	53%	51%	54%	54%	53%	52%	51%	50%
Transaction fees—active trading	23	26	24	21	20	20	23	24
User, settlement, and license fees	24	23	22	25	27	28	26	26
Interest and other income	0	0	0	0	0	0	0	0

Total revenues	100	100	100	100	100	100	100	100

Operating Expenses
Salaries and benefits	38	39	43	44	41	39	36	41
Technology	7	6	5	6	6	8	7	8
General and administrative	6	5	5	5	7	7	5	5
Marketing	1	1	1	2	1	1	1	1
Professional fees	4	3	1	1	2	1	2	1
Depreciation and amortization	9	8	8	9	9	10	8	8

Total operating expenses	65	62	63	67	66	66	59	64

Income before income taxes	35	38	37	33	34	34	41	36
Provision for income taxes	9	16	16	14	14	14	17	15

Net income	26%	22%	21%	19%	20%	20%	24%	21%

              The following table sets forth certain operational trading data for the four quarters of fiscal years 2011 and 2010:

	Three Months Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Total Trading Volume (in millions)(1)
Relationship trading	$4,213,212	$4,499,917	$4,355,764	$4,049,526	$3,615,911	$3,231,717	$3,168,979	$3,067,403
Active trading	1,042,183	1,346,818	1,131,427	886,311	721,986	654,480	796,755	811,305

Total	$5,255,395	$5,846,735	$5,487,191	$4,935,837	$4,337,897	$3,886,197	$3,965,734	$3,878,708
Trading Days(2)	64	66	64	64	65	66	64	63
Average Daily Volume (in millions)
Relationship trading	$65,832	$68,181	$68,059	$63,274	$55,629	$48,966	$49,516	$48,689
Active trading	16,284	20,406	17,678	13,848	11,108	9,916	12,449	12,878

Total	$82,116	$88,587	$85,737	$77,122	$66,737	$58,882	$61,965	$61,567
Average Transaction Fee per Million
Relationship trading	$3.67	$3.63	$3.62	$3.64	$3.77	$3.84	$4.04	$4.03
Active trading	6.61	6.13	6.21	6.50	7.06	7.21	7.12	7.22
Total	$4.26	$4.21	$4.15	$4.15	$4.32	$4.41	$4.66	$4.70

(1)
Notional U.S. dollar-equivalent (calculated at the time of trade) of trades executed on FXall generating variable transaction fees (counting one side of the transaction), in millions.

(2)
We count trading days to include each Monday through Friday excluding New Year's Day, Good Friday and Christmas Day.

Liquidity and Capital Resources

              As of December 31, 2011, we had $127.7 million in cash and cash equivalents and $7.1 million in investments available-for-sale. These balances are maintained primarily to support operating activities and for capital expenditures and for short-term access to liquidity. As of December 31, 2011, we had no long-term or short-term debt or bank lines of credit. As of December 31, 2011, our regulatory cash requirement was $1.0 million.

              On January 24, 2012, our board of directors declared a pro rata dividend of $2.23 per share, or approximately $63.1 million in the aggregate, to record holders of our outstanding preferred stock and common stock as of that date. As required under the terms of our 2006 stock option plan, we also made a dividend equivalent payment, as an anti-dilution measure, of $2.23 per share of common stock underlying each vested stock option to holders of outstanding vested stock options as of the record date, for an aggregate payment to these option holders of approximately $6.9 million. The Company paid the dividend and dividend equivalent payments in February 2012.

              Historically, we have funded our operations and met our capital expenditure requirements primarily from our cash flows provided by operating activities and through equity financing. Our principal uses of cash have been for funding our operating expenses, capital expenditures and acquisitions.

              On January 26, 2012, we entered into a revolving credit facility with Bank of America, N.A., as agent, and the lenders party thereto from time to time (the "New Revolving Credit Facility") which became effective on February 14, 2012 upon the consummation of our initial public offering. The New Revolving Credit Facility provides for an aggregate maximum borrowing of $65.0 million and has a three-year term. The New Revolving Credit Facility has an increase option which will permit the aggregate commitments to be increased, upon our request and subject to existing or new lenders providing such incremental commitments, to $75.0 million. Such increase in commitments is subject to the satisfaction of customary closing conditions. The New Revolving Credit Facility has a $5.0 million sublimit for swingline loans.

              We expect our principal sources of future liquidity to come from cash flows provided by operating activities, borrowings under our New Revolving Credit Facility and other financing activities we may pursue.

              We believe we have sufficient cash on hand, coupled with anticipated cash generated from operating activities to meet our operating requirements, for at least the next twelve months. Our long term future capital requirements will depend on many factors, most importantly, the continued growth of our revenues, the expansion of sales, marketing and development activities, potentially becoming a registered SEF and the capital and operating costs in connection therewith and the continued demand for our products and services.

Cash Flows

              The table below summarizes our primary sources and uses of cash for the years ended December 31, 2011, 2010 and 2009.

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Net cash provided by (used in):
Operating activities	$43,155	$36,008	$24,927
Investing activities	(12,232)	(16,838)	(13,556)
Financing activities	117	(1,230)	—

Net increase in cash and cash equivalents	$31,040	$17,940	$11,371

Operating activities

              Net cash provided by operating activities was $43.2 million for the year ended December 31, 2011, compared to $36.0 million for the year ended December 31, 2010. The increase of $7.1 million in net cash provided by operating activities was primarily attributable to an increase in net income of $4.9 million and decreases in working capital and other assets of $5.0 million primarily related to income taxes, partially offset by a decrease of $2.7 million in non-cash expenses related to depreciation and amortization, stock-based-compensation, bad debt expense, deferred taxes and deferred rent.

              Net cash provided by operating activities was $36.0 million for the year ended December 31, 2010, compared to $24.9 million for the year ended December 31, 2009. The increase of $11.1 million in net cash provided by operating activities was primarily attributable to an increase in net income of $6.2 million, an increase in non-cash expenses related to depreciation and amortization and stock-based compensation of $1.2 million, an increase of $6.9 million in deferred tax expenses due to an accounting method change we made in 2010 in the way we account for internally developed software for tax purposes , and an increase of $2.8 million in deferred rent due to the move of our corporate offices, partially offset by a greater increase in working capital of $5.1 million.

Investing activities

              Net cash used in investing activities was $12.2 million for the year ended December 31, 2011, compared to $16.8 million for the year ended December 31, 2010. The decrease in net cash used in investing activities was primarily due to the $2.3 million receipt of the claw-back as part of the LTI Acquisition and a decrease of $4.2 million in property and equipment purchases, partially offset by a $2.0 million increase in capitalized software.

              Net cash used in investing activities was $16.8 million for the year ended December 31, 2010, compared to $13.6 million for the year ended December 31, 2009. The increase in net cash used in investing activities was due to a $2.5 million increase in capitalized software and a $7.6 million increase in property and equipment purchases, partially offset by a reduction of $6.8 million in cash used for acquisitions. The property and equipment purchases in 2010 included $5.2 million related to the move of our corporate offices to new premises in September, 2010, which we would not expect to regularly reoccur.

              In order to preserve and extend our offering of NDFs and to potentially expand our offering into FX options, we have invested in efforts to become a registered SEF. Although there can be no assurance that we will ultimately choose to do so or be successful in doing so, the costs of establishing and operating a SEF may be significant, though the exact costs are not yet known. This may have an impact on our capital expenditures in the future. We would also be subject to additional capital requirements as may be mandated by the CFTC and its rules and regulations.

              Our investing cash flows will be impacted in the future by any additional acquisitions we may make in the future. At this time, we cannot predict what the impact of these additional acquisitions on our cash flows will be.

Financing activities

              Net cash provided by financing activities was $0.1 million for the year ended December 31, 2011 as a result of proceeds received from the exercise of stock options in July 2011.

              Net cash used in financing activities was $1.2 million for the year ended December 31, 2010 as a result of the redemption of common stock from an executive officer of the Company.

Contractual Obligations

              The following table reflects our contractual obligations as of December 31, 2011. Amounts we pay in future periods may vary from those reflected in the table:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$15,191	$2,282	$3,359	$2,885	$6,665
Purchase obligations(1)	4,602	2,580	2,022	—	—

Total	$19,793	$4,862	$5,381	$2,885	$6,665

(1)
Represents commitments under non-cancellable service contracts primarily related to maintenance, hosting and bandwidth services.

Inflation

              We believe inflation has not had a material effect on our financial condition or results of operations in the years ended December 31, 2011, 2010 or 2009.

Off-Balance Sheet Arrangements

              As of December 31, 2011 and 2010, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

              The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States. The Company's significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements. The selection and application of these accounting principles and methods requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an on-going basis using historical experience and other factors, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates will be reflected in the financial statements in future periods.

              The Company has identified its critical accounting policies and estimates below. These are policies and estimates that the Company believes are the most important in portraying the Company's financial condition and results, and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition

              We recognize revenues in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 605, Revenue Recognition, which requires that: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured. Revenues including revenues from related parties are recognized as earned and are generally billed in arrears. Transaction fees are generally a function of the notional U.S. dollar-equivalent value of transactions recorded at the date of the trade. User fees consist of fees for systems access and support. Settlement Center fees consist of fees for providing matching, netting and confirmation services. License and other fees for our white-labeled enterprise solutions are generally billed and recognized monthly as services are rendered.

Software Development Costs

              We capitalize certain costs associated with the development of internal use software at the point at which the conceptual formulation, design and testing of possible software project alternatives have been completed. We capitalize employee compensation, related benefits and consultant's costs that are engaged in software development that is used for internal use. The following items are expensed as incurred: research and development costs incurred during the preliminary software project stage, data conversion costs, maintenance costs, and general and administrative costs. Once the product is ready for its intended use, such costs are amortized on a straight-line basis over the software's estimated useful life. We review the amounts capitalized for impairment whenever events or changes in circumstances indicate the carrying amounts of the assets may not be recoverable.

Stock-Based Compensation

              The Company accounts for stock-based compensation in accordance with FASB ASC 718, Stock Compensation ("ASC 718"). In accordance with ASC 718, the cost of employee services received in exchange for an award of equity instruments is measured based on the grant date fair value of the award. Stock-based awards that do not require future service (i.e., vested awards) are expensed immediately. Stock-based employee awards that require future service are amortized over the relevant service period, net of expected forfeitures. The fair value of each employee stock option award is estimated on the grant date using the Black-Scholes option pricing model. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company recognizes the expense over the requisite service periods on a graded vesting basis based on a single expected term for all grants.

              The determination of the fair value on the grant date using the Black-Scholes option pricing model is affected by the estimated fair value of the common stock as well as assumptions regarding a number of highly complex and subjective variables, including the expected term of the awards, the risk-free interest rate, the expected stock price volatility over the term of the awards and expected dividends. The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee exercise behavior. We estimate the expected term for our employee option awards using the simplified method because we do not have sufficient relevant historical information to develop reasonable expectations about future exercise patterns. The risk-free rate is based on U.S. Treasury securities with a maturity approximating the expected term of the options. Expected volatilities are based on the historical volatilities of a group of benchmark companies. The Company currently does not expect to pay dividends over the expected term of the options.

              We must also make assumptions regarding the number of share-based awards that will be forfeited. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. Therefore, changes in the forfeiture assumptions do not impact the total amount of expense ultimately recognized over the vesting period. Rather, different forfeiture assumptions would only impact the timing of expense recognition over the vesting period.

              The following table presents the weighted-average assumptions used by us in calculating the fair value of our stock options with the Black-Scholes option pricing model for the years ended December 31, 2011, 2010 and 2009:

	December 31,
	2011	2010	2009
Expected life (years)	6.25	6.25	6.25
Risk-free interest rate	2.07%	2.01%	2.45%
Expected stock price volatility	43.65%	44.71%	42.93%
Expected dividend yield	0.00%	0.00%	0.00%
Weighted-average fair value per option granted	$6.22	$6.01	$5.31

              The following table sets forth all stock option grants from January 1, 2006 through December 31, 2011(1):

Date of Issuance	Number of Options Granted	Exercise Price	Fair Value of Common Stock	Per Share Weighted- Average Estimated Fair Value of Options	Vesting Terms
Q4 2006	1,780,847	$10.70	$8.90	$3.68	4 years
Q1 2007	655,397	$10.70	$8.90	$3.68	4 years
Q3 2007	20,000	$10.70	$10.70	$5.08	4 years
Q4 2007	300,000	$13.90	$13.90	$6.31	4 years
Q1 2008	39,000	$13.90	$13.90	$6.31	4 years
Q3 2008	93,400	$14.82	$14.82	$6.73	4 years
Q4 2008	337,000	$11.68	$11.68	$5.07	4 years
Q1 2009	30,000	$11.68	$11.68	$5.07	4 years
Q4 2009	420,000	$11.71	$11.71	$5.33	4 years
Q1 2010	104,000	$11.71	$11.71	$5.33	4 years
Q3 2010	120,000	$12.21	$12.21	$5.49	4 years
Q4 2010	1,309,500	$13.25	$13.25	$6.11	4 years
Q1 2011	245,000	$13.25	$13.25	$6.11	4 years
Q3 2011	125,000	$14.80	$14.80	$6.44	4 years

(1)
Does not give effect to certain adjustments made upon consummation of our initial public offering on February 14, 2012. For further information about such adjustments, see Part II. "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividends" and Note 15 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

              For each of the respective periods, we granted our employees stock options at exercise prices equal to or higher than the estimated fair value of the underlying common stock, as determined by management with input from an independent third-party valuation firm and reviewed and approved by our audit committee. Because there was no public market for our common stock, management determined the fair value of our common stock on each grant or award date by considering a number of objective and subjective factors including:

  •
  the per share value of any recent preferred stock financing and the terms of the preferred stock;

  •
  any third-party trading activity in our common stock;

  •
  the illiquid nature of our common stock and the opportunity for any future liquidity events;

  •
  our current and historical operating performance and current financial condition;

  •
  our operating and financial projections;

  •
  our achievement of company milestones;

  •
  the stock price performance of a peer group comprised of selected publicly-traded companies identified as being comparable to us;

  •
  economic conditions and trends in the broad market for stocks; and

  •
  independent third-party valuations.

              The estimates of the fair value of our common stock were made in part based on information from independent valuations on the following valuation dates:

Valuation Date	Fair Value Per Share of Common Stock
November 2006	$8.90
December 2007	$13.90
December 2008	$11.68
December 2009	$11.71
December 2010	$13.25
May 2011	$14.80

              We determined the fair value of our common stock as of each valuation date by allocating our enterprise value among each of our equity securities. We utilized an income approach and market approach to estimate our enterprise value. These approaches are consistent with the methods outlined in the AICPA Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

              The income approach utilized was the discounted cash flow method, which required us to determine the present value of our estimated future cash flows by applying an appropriate discount rate, such as our weighted-average cost of capital. The cash flows estimates that we used were consistent with our company financial plan. As there is inherent uncertainty in making these estimates, we assessed the risks associated with achieving the forecasts in selecting the appropriate discount rates. If different discount rates had been used, the valuations would have been different.

              The market approach we utilized was the guideline company method. We derived our enterprise value under the guideline company method by applying valuation multiples of comparable publicly held companies to certain of our historical and forecasted financial metrics. The guideline companies consist of publicly traded companies that provide financial technology or transactional services to investors and have similar business characteristics to our Company.

              The market and income approaches were weighted to arrive at a selected enterprise value which was then allocated amongst the equity securities.

              As of the valuation dates, we were a private company with no ready market for our common stock. Therefore, it was appropriate to apply discounts to reflect this lack of marketability. The level of discounts were impacted by numerous factors, including historical and forecasted profitability, growth expectations, restrictions on the transferability of the shares and the estimated term before those restrictions would lapse, the estimated holding period of the stock, which was impacted by the time period(s) from the measurement date to when an initial public offering might take place, and overall market volatility. The marketability discount applied to the 2011 valuation was 20%. The marketability discount applied to the 2010, 2009 and 2008 valuations was 25%. No marketability discount assumption was required for the 2007 and 2006 valuations because they were derived primarily from the values of actual third-party purchases of our common or preferred stock.

              Although management carefully considered the key valuation considerations, the primary factors impacting the valuations were (i) our periodic assessment of execution risk in achieving our operating and exit objectives, (ii) the steady and continued improvements in our financial performance primarily in revenues and operating income growth, (iii) the fluctuations resulting in favorable and unfavorable comparisons to our public company comparable set and prevailing economic conditions impacting the capital markets, and (iv) the dynamics of our preferred and common equity class structure which impacts value allocations as a result of the liquidation preferences for our preferred stock.

              There are significant judgments and estimates inherent in the determination of the fair values. These judgments and estimates include determinations of the appropriate valuation methods and, when utilizing a market-based approach, the selection and weighting of appropriate market comparables and valuation multiples. For these and other reasons, the assessed fair values used to compute stock-based compensation expense for financial reporting purposes may not reflect the fair values that would result from the application of other valuation methods, including accepted valuation methods, assumptions and inputs for tax purposes.

              We recorded stock-based compensation expense of $5.4 million, $2.4 million and $2.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Allowance for Doubtful Accounts

              We continually monitor collections and payments from our clients and maintain an allowance for doubtful accounts. The allowance for doubtful accounts is based upon the historical collection experience and specific collection issues that have been identified. Changes to the allowance for doubtful accounts are charged to bad debt expense, which is included in general and administrative expense in the Consolidated Statements of Operations and Comprehensive Income.

Income Taxes

              Income taxes are accounted for using the asset and liability method. Deferred income taxes reflect the net tax effect of temporary difference between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized against deferred tax assets if it is more likely than not that such assets will not be realized in future years. We recognize interest and penalties in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.

Goodwill and Intangible Assets

              Business combinations are accounted for under the purchase method of accounting. The total cost of an acquisition is allocated to the net assets acquired based on their respective estimated fair values. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Determining the fair value of certain assets acquired and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions, including assumptions with respect to the future cash flows, discount rates, growth rates and asset lives.

              Goodwill and other intangibles with indefinite lives are not amortized. An impairment review of goodwill is performed on an annual basis and more frequently if circumstances change. Impairment tests are based on our single operating segment and reporting unit structure. There has been no goodwill impairment in any of the periods presented.

              Intangible assets with definite lives, including a non-compete agreement, purchased technology, customer relationships and customer contracts, are amortized on a straight-line basis over their estimated useful lives, ranging from two to fifteen years. Intangible assets are assessed for impairment when events or circumstances indicate the existence of a possible impairment.

Recent Accounting Pronouncements

              In September 2011, the FASB issued Accounting Standards Update No. 2011-08 "Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment" ("ASU 2011-08"), which provides, subject to certain conditions, the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company early adopted ASU 2011-08 for its annual goodwill impairment analysis that was performed as of November 30, 2011. The adoption of ASU 2011-08 did not have a material impact on the Company's consolidated financial position, annual results of operations or cash flows.

              In June 2011, FASB issued Accounting Standards Update No. 2011-05, "Presentation of Comprehensive Income". This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. In accordance with this standard, an entity may elect to present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements. The Company early adopted of ASU 2011-05 in June 2011 and has retrospectively presented its financial statements for all periods presented in accordance with this standard.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

    Interest Rate Risk

              Interest rate risk represents our exposure to interest rate changes with respect to the money market instruments and short-term fixed income securities in which we invest. As of December 31, 2011, we had $127.7 million in cash and cash equivalents and $7.1 million in investments available-for-sale. We currently derive a minimal amount of interest income on our cash balances as interest rates are near zero. Based on our cash and cash equivalents at December 31, 2011, we estimate that a 100 basis point increase in interest rates would increase our annual pre- tax income by approximately $1.3 million.

    Foreign Currency Risks

              We are also exposed to market risk from changes in foreign currency exchange rates, which could affect operating results as well as our financial position and cash flows. Our foreign currency exposures include the British Pound, Singapore Dollar, Australian Dollar, Hong Kong Dollar, Japanese Yen, Euro, Swiss Franc and Indian Rupee because of transactions denominated in these currencies. Fluctuations in the rate of exchange between the U.S. dollar and these foreign currencies could adversely affect our financial results. Approximately 20% of our 2011 operating expenses were incurred in currencies other than the U.S. dollar, mainly the British Pound.

    Liquidity Risk

              In normal conditions, our business of providing online foreign exchange trading to institutional clients and related services has generally been able to finance our operations and pay our expenses as they become due. Our cash flows, however, are influenced by client trading volume and the income we derive on that volume. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we maintain significant liquidity in cash and cash equivalents.

    Regulatory Risk

              Various foreign government bodies and self-regulatory organizations responsible for overseeing our business activities require that we maintain specified minimum levels of regulatory capital in our operating subsidiaries. If not properly monitored or adjusted, our regulatory capital levels could fall below the required minimum amounts set by our regulators, which could expose us to various sanctions ranging from fines and censure to the imposition of partial or complete restrictions on our ability to conduct business. To mitigate this risk, we periodically evaluate the levels of regulatory capital at each of our operating subsidiaries and adjust the amounts of regulatory capital in each operating subsidiary as necessary to ensure compliance with all regulatory capital requirements. This may increase or decrease as required by regulatory authorities from time to time. We also maintain excess regulatory capital to provide liquidity during periods of unusual or unforeseen market volatility, and we intend to continue to follow this policy. In addition, we monitor regulatory developments regarding capital requirements to be prepared for increases in the required minimum levels of regulatory capital that may occur from time to time in the future. As of December 31, 2011, we had $1.0 million in regulatory capital requirements at our regulated subsidiaries, the majority of which related to our India subsidiary.

              In order to preserve and extend our offering of NDFs and potentially to expand our offering into FX options, we have invested in efforts to become a registered SEF. Although there can be no assurance that we will ultimately choose to do so or be successful in doing so, the costs of establishing and operating a SEF may be significant, though the exact costs are not yet known. This may have a significant impact on our operating expenses and capital expenditures in the future. We would also be subject to additional capital requirements as may be mandated by the CFTC and its rules and regulations.

Item 8.    Consolidated Financial Statements and Supplementary Data

              Our consolidated financial statements, the related notes thereto, and the report of the independent accountants are included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

              None.

Item 9A.    Controls and Procedures

    Evaluation of Disclosure Controls and Procedures

              Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

    Changes in Internal Control over Financial Reporting

              There was no change in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

    Evaluation of Internal Control over Financial Reporting

              This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B.    Other Information

              None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

              Set forth below is the name, age (as of March 1, 2012), position and a description of the business experience of each of our executive officers, directors and other key employees:

Name	Age	Position(s)
Philip Z. Weisberg	44	Chairman and Chief Executive Officer
John W. Cooley	52	Chief Financial Officer
James F.X. Sullivan	60	General Counsel
Kathleen Casey	45	Director
Carolyn Christie	53	Director
James L. Fox	60	Director
Gerald D. Putnam, Jr.	53	Director
John C. Rosenberg	35	Director
Peter Tomozawa	50	Director
Robert W. Trudeau	43	Director

Background of Executive Officers, Directors and Key Employees

              Philip Z. Weisberg, CFA—Chairman and Chief Executive Officer—Mr. Weisberg has been the Company's Chief Executive Officer since its inception in 2000. Before joining FXall, Mr. Weisberg was a Managing Director at LabMorgan, JP Morgan Chase & Co.'s e-finance incubator, where he worked on the development of various client targeted portal efforts. Mr. Weisberg joined JP Morgan Chase & Co. in 1989 and held various positions in derivative trading in New York and London before managing currency derivatives globally. Mr. Weisberg has received numerous awards and other recognition, including Institutional Investor's 2011 "Tech 50" list of top innovators in financial technology, FX Week's 2011 e-FX Achievement Award and Profit & Loss's 2011 "Hall of Fame." Mr. Weisberg received a Bachelor of Engineering degree in Electrical Engineering from The Cooper Union for Science and Art in 1989 and a Master of Business Administration degree in Finance and International Business from New York University in 1998.

              John W. Cooley—Chief Financial Officer—Mr. Cooley has been the Company's Chief Financial Officer since its inception in 2000. Prior to joining FXall, Mr. Cooley was HSBC's Chief Administrative Officer for Global Fixed Income, with responsibilities for planning and strategy, including e-business. Previously, he was HSBC's Managing Director and head of Debt Capital Markets and Syndicate in New York. Before joining HSBC in 1996, Mr. Cooley spent 13 years with J.P. Morgan where he held positions in Fixed Income Syndicate, Structured Finance, Private Placements and Investment Banking. Mr. Cooley received a Bachelor of Arts degree in Economics from Yale University in 1982 and a Master of Business Administration degree in Finance from New York University in 1987.

              James F.X. Sullivan—General Counsel—Mr. Sullivan has been the Company's General Counsel since March 2001. Before joining FXall, Mr. Sullivan worked in the legal department at J.P. Morgan, where he most recently represented the internal business incubator in connection with spin offs, joint ventures, and other venture capital matters. Previously at J.P. Morgan, Mr. Sullivan served as a transactional and securities adviser with responsibility for public finance, fixed income, emerging markets, complex structured finance and credit and equity derivative products. Prior to joining J.P. Morgan, Mr. Sullivan was an attorney with the law firm of Schulte Roth and Zabel. Mr. Sullivan received a Bachelor of Science degree in Physics from Brooklyn College in 1976 and a Juris Doctor degree from the University Of Virginia School Of Law in 1982.

              Kathleen Casey—Director—Ms. Casey has served as a Senior Advisor to Patomak Global Partners in Washington, D.C. since February 2012. Previously, Ms. Casey served as a Commissioner with the U.S. Securities and Exchange Commission, completing her five-year term in August 2011. Prior to being appointed Commissioner, she spent 13 years on Capitol Hill. From 2003 to 2006, she served as Staff Director and Counsel of the U.S. Senate Banking, Housing, and Urban Affairs Committee. From 1996 to 2003, Ms. Casey served in a series of senior advisory roles to U.S. Senator Richard Shelby (R-AL), first as Legislative Director and then Chief of Staff. From 1994 to 1996, Ms. Casey served as Staff Director of the Subcommittee on Financial Institutions and Regulatory Relief on the Senate Banking Committee and as Legislative Assistant from 1993 to 1994, during which she was responsible for handling tax, budget, and finance policy matters. Ms. Casey is a member of the State of Virginia and District of Columbia bars, is an Adjunct Professor at George Mason University School of Law, a Distinguished Policy Fellow at the Center for Financial Markets and Policy at Georgetown University's McDonough School of Business, and a member of the Library of Congress Trust Fund Board, the Public Company Accounting Oversight Board Advisory Council and the Federal Bar Association Securities Law Section Executive Council. She received her J.D. from George Mason University School of Law in 1993, and her B.A. in International Politics from Pennsylvania State University in 1988. We believe that Ms. Casey's qualifications to serve on the board of directors include her nearly two decades of experience in senior government regulatory and policy roles as well as her significant and extensive experience in contributing to the regulation of the financial services industry.

              Carolyn Christie—Director—Ms. Christie has served as the Chief Operating Officer of Pareto Investment Management Limited since October 2004. Ms. Christie has various functions reporting to her, including Trading, Investment Operations, Technology, Credit and Legal and Risk, as well as having internal oversight of the Compliance, Finance and HR teams. Ms. Christie joined Pareto at its inception in 1991, and in 1994 she became head of the Trading team and was involved in the early adoption of electronic trading at Pareto. Prior to joining Pareto, Ms. Christie had worked for Chase Manhattan Bank in its Swaps Group with specific responsibilities for currency hedging. Prior to joining Chase, Ms. Christie worked with Robert Fraser and Partners Ltd, a small investment bank. Ms. Christie is currently also a Director of Pareto Investment Management Limited and sits on various internal Committees including the Risk & Compliance and Credit Committees. She earned her B.A. degree with honors in French from Bristol University in 1981. We believe that Ms Christie's qualifications to serve on the board of directors include her significant and extensive experience in the finance industry, her knowledge gained from being an early adopter of electronic trading, and the perspective she brings by virtue of being a user of the Company's system.

              James L. Fox—Director—Mr. Fox has served as Chairman of FundQuest, Inc., subsidiary of BNP Paribas Investment Partners from September 2010 through December 2011 (when it was acquired by Envestnet, Inc.). Prior to his appointment as Chairman, Mr. Fox served as President and CEO of FundQuest from October 2005 to September 2010. Prior to joining FundQuest, Mr. Fox served as the Executive Vice President and Chief Financial Officer of The BISYS Group, Inc. from September 2003 to October 2005. Prior to joining BISYS, Mr. Fox served as President and CEO of govONE Solutions, an electronic government payments services provider, and subsidiary of First Data Corporation. He also served as the Chief Financial Officer of Gomez, Inc. and the General Manager of the Professional Services Division. Other leadership roles in Mr. Fox's career include Vice Chairman of PFPC Worldwide, Inc., a mutual fund services company of PNC Financial Services Group, Inc., where he also served as a member of the Board of Directors, President and CEO of Fist Data Investor Services Group and President of Distribution Management Services, Inc. Mr. Fox is currently a member of the board of directors of Pegasus Solutions, Inc. and has previously served as a board member of several private companies. He participated in the Advanced Management Program at the Wharton School of

the University of Pennsylvania in 1996, he earned his M.B.A. in Finance from Suffolk University in 1980, and his B.A. in Economics from the State University of New York in 1973. We believe Mr. Fox's qualifications to serve on our board of directors include his extensive experience in the business and financial services industry, financial reporting and his knowledge gained from service on the boards of various other companies.

              Gerald D. Putnam, Jr.—Director—Mr. Putnam has served as an independent director of FXall since July 2008. Mr. Putnam has served as Chief Executive Officer of TruMarx Data Partners, an electronic energy swaps trading platform since February 2011. Mr. Putnam served as Vice Chairman, President and Co-Chief Operating Officer of NYSE Group, Inc. until September 2007. Prior to joining NYSE Group, Inc. in March 2006, Mr. Putnam founded and served as Chairman and Chief Executive Officer of Archipelago Holdings, Inc., an all-electronic exchange based in Chicago. Mr. Putnam has held various positions at several financial firms including, Jefferies & Company, Paine Webber, Prudential Walsh Greenwood and Geldermann Securities, Inc. Mr. Putnam received a Bachelor of Science degree in economics with a major in accounting from the Wharton School of the University of Pennsylvania in 1981. We believe Mr. Putnam's qualifications to serve on our board of directors include his significant and extensive experience in the finance industry, business strategy, his extensive associations in the financial industry and his knowledge gained from service on the boards of various other companies.

              John C. Rosenberg—Director—Mr. Rosenberg has served as a member of our board of directors since October 2009. Mr. Rosenberg is a general partner with Technology Crossover Ventures, or TCV, a private equity and venture capital firm focused on information technology companies where he has worked since 2000. Mr. Rosenberg also serves on the board of directors of Think Finance, a provider of next generation financial products for consumers. Mr. Rosenberg holds an A.B. in Economics from Princeton University. We believe Mr. Rosenberg's qualifications to serve on our board of directors include his extensive experience in the business and financial services industry, strategic development, financial reporting and his knowledge gained from service on the boards of various other companies.

              Peter Tomozawa—Director—Mr. Tomozawa retired from Goldman Sachs & Company as a Participating Managing Director in July 2010, having spent his entire 17-year financial market career at Goldman. He was named a Managing Director in 2000 and a Partner in 2006. From 2004 to 2010, Mr. Tomozawa was Global Head of Foreign Exchange Sales and managed the distribution of FX products through the New York, London, Tokyo and Hong Kong offices. He was also responsible for the product management and distribution of the firm's FX electronic trading platform. Mr. Tomozawa served on Goldman's Credit Policy Committee. He was a board member of CLSAS, a foreign exchange trade aggregation service company, and a member of the Federal Reserve Bank FXC (Foreign Exchange Committee), where he helped draft the 2008 update and revisions to the "Guidelines for Foreign Exchange Trading Activities" document. Prior to investment banking, Mr. Tomozawa worked in the technology industry working at IBM after college and at a computer software start up firm before attending business school. Mr. Tomozawa earned a Bachelor of Science degree in Industrial and Operations Engineering from the University of Michigan in 1983 and a Masters in Business Administration degree in Finance from the Wharton School of the University of Pennsylvania in 1993. We believe Mr. Tomozawa's qualifications to serve on our board of directors include his experience in the investment industry and with electronic trading, particularly in the foreign currency markets, and the value he brings by virtue of having overseen the use of the Company's system from a liquidity provider's perspective.

              Robert W. Trudeau—Director—Mr. Trudeau has served as a director of FXall since August 2006. Mr. Trudeau is a general partner leading the Financial Technology Group at TCV, where he has worked since August 2005 and has been in the investment industry since 2000. Prior to joining TCV, Mr. Trudeau was a Principal at General Atlantic Partners, where he led the firm's financial services practice. Prior to General Atlantic, Mr. Trudeau was a Managing Director at iFormation Group, a joint venture between General Atlantic, Goldman Sachs and Boston Consulting Group. Mr. Trudeau currently serves on the board of directors at Interactive Brokers Group, Inc. and TradingScreen. Mr. Trudeau received a B.A.H. in Political Science from Queen's University in 1991 and an M.B.A. from the Richard Ivey School of Business at the University of Western Ontario in 1995. We believe Mr. Trudeau's qualifications to serve on our board of directors include his extensive experience in the investment industry, business services, corporate development and his knowledge gained from service on the boards of various other companies.

    Section 16(a) Beneficial Ownership Reporting Compliance

              Section 16(a) of the Exchange Act requires our directors and officers to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and to furnish us with copies of all forms filed. Prior to our initial public offering, which was consummated on February 14, 2012, we were a privately held company with no class of equity securities registered pursuant to Section 12 of the Exchange Act. Our directors and officers were not required to file with the SEC any such reports and as a result, to our knowledge, all Section 16(a) filing requirements applicable to our officers and directors were met.

    Board Composition

              Our board of directors consists of eight members: Ms. Casey, Ms. Christie, Mr. Fox, Mr. Putnam, Mr. Rosenberg, Mr. Tomozawa, Mr. Trudeau and Mr. Weisberg. Ms. Casey, Ms. Christie, Mr. Fox and Mr. Tomozawa were selected and appointed by the board of directors on March 13, 2012, by a resolution adopted by a majority of the total number of directors then in office. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election or until their earlier death, resignation or removal.

              Our certificate of incorporation provides that our board of directors will be divided into three classes, with each director serving a three-year term, and one class of directors being elected at each year's annual meeting of stockholders. Ms. Christie and Mr. Weisberg serve as a Class I directors with initial terms expiring in 2012. Ms. Casey, Mr. Rosenberg and Mr. Tomozawa serve as a Class II directors with initial terms expiring in 2013. Mr. Fox, Mr. Putnam and Mr. Trudeau serve as Class III directors with initial terms expiring in 2014. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the total number of directors.

    Board Committees

              Upon consummation of our initial public offering, our board of directors has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each of the committees reports to the board of directors as they deem appropriate, and as the board may request. The composition, duties and responsibilities of these committees are set forth below.

    Audit Committee

              The Audit Committee is responsible for, among other matters: (1) appointing, compensating, retaining, evaluating, terminating and overseeing our independent registered public accounting firm; (2) discussing with our independent registered public accounting firm their independence from management; (3) reviewing with our independent registered public accounting firm the scope and results of their audit; (4) approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm; (5) overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC; (6) reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements; (7) establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters; and (8) reviewing and approving related person transactions.

              Our Audit Committee consists of Mr. Fox (Chair), Ms. Casey, Ms. Christie and Mr. Rosenberg. The SEC rules and the New York Stock Exchange rules require us to have one independent Audit Committee member upon the listing of our common stock on the New York Stock Exchange, a majority of independent directors within 90 days of the date of the completion of our initial public offering and all independent Audit Committee members within one year of the date of the completion of our initial public offering. Our board of directors has affirmatively determined that Mr. Fox, Ms. Casey, Ms. Christie and Mr. Rosenberg each meet the definition of "independent director." Each of Mr. Fox, Ms. Casey and Ms. Christie meets the applicable New York Stock Exchange and the SEC independence rules for purposes of serving on an Audit Committee. In addition, our board of directors has affirmatively determined that Mr. Fox qualifies as an "audit committee financial expert," as such term is defined in Item 401(h) of Regulation S-K.

              Our board of directors adopted a written charter for the Audit Committee, which is available on our corporate website at www.fxall.com. Our website is not part of this Annual Report on Form 10-K.

    Compensation Committee

              The Compensation Committee is responsible for, among other matters: (1) reviewing key employee compensation goals, policies, plans and programs; (2) reviewing and approving the compensation of our directors and named executive officers; (3) recommending the compensation for the chief executive officer to the board; (4) reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and (5) administering our stock plans and other incentive compensation plans.

              Our Compensation Committee consists of Messrs. Trudeau (Chair), Putnam and Tomozawa. Our board of directors has affirmatively determined that each such director meets the definition of "independent director."

              Our board of directors adopted a written charter for the Compensation Committee, which is available on our corporate website at www.fxall.com. Our website is not part of this Annual Report on Form 10-K.

    Corporate Governance and Nominating Committee

              Our Corporate Governance and Nominating Committee is responsible for, among other matters: (1) identifying individuals qualified to become members of our board of directors, consistent with criteria approved by our board of directors; (2) overseeing the organization of our board of directors to discharge the board's duties and responsibilities properly and efficiently; (3) identifying best practices and recommending corporate governance principles; and (4) developing and recommending to our board of directors a set of corporate governance guidelines and principles applicable to us.

              Our Corporate Governance and Nominating Committee consists of Ms. Christie (Chair) and Messrs. Putnam and Trudeau. Our board of directors has affirmatively determined that each such director meets the definition of "independent director" for purposes of serving on a corporate governance and nominating committee under applicable SEC and New York Stock Exchange rules.

              Our board of directors adopted a written charter for the Corporate Governance and Nominating Committee, which is available on our corporate website at www.fxall.com. Our website is not part of this Annual Report on Form 10-K.

    Director Compensation

              In fiscal year 2011, none of our directors received any compensation for his services on our board of directors. On a go forward basis each non-employee director will receive an annual cash retainer of $50,000, or in the case of the chair of the board, $65,000. Chairs of the Audit, Compensation, and Nominating and Corporate Governance Committees will receive a supplemental annual retainer of $10,000. In addition, each member of a committee other than the chair, will receive supplemental annual retainer of $5,000. All non-employee directors will be eligible to receive an annual grant of restricted stock with a fair market value of $50,000.

    Code of Ethics

              We have a Code of Business Conduct and Ethics, which applies to all directors, officers, employees and agents of FX Alliance Inc. and its direct and indirect subsidiaries. Our Code of Business Conduct and Ethics meets the requirements of a "code of ethics" as defined by Item 406 of Regulation S-K, and applies to our Chief Executive Officer, Chief Financial Officer, as well as all other employees. Our Code of Business Conduct and Ethics is posted on our corporate website at www.fxall.com. Our website is not part of this Annual Report on Form 10-K.

    Risk Assessment in Compensation Programs

              Following the completion of a risk assessment of our compensation programs applicable to all employees, we have concluded that the design and operation of our compensation programs do not provide our employees with incentive to engage in business activities or other actions that would threaten the value of our company or the investment of our stockholders. We have also concluded that any risks associated with our compensation programs are not reasonably likely to have a material adverse effect on our company. This assessment consisted of a review of program policies and practices, determinations as to the sufficiency of risk identification, and determinations as to our ability to manage significant risks arising from such programs.

Item 11.    Executive Compensation

              The purpose of this compensation discussion and analysis section is to provide information about the material elements of compensation that is paid, awarded to or earned by our "named executive officers," who consist of our principal executive officer, our principal financial officer and our general counsel. For our fiscal year ending December 31, 2011 (referred to herein as "fiscal year 2011"), our named executive officers were:

Name	Position(s)
Philip Z. Weisberg	Chief Executive Officer
John W. Cooley	Chief Financial Officer
James F.X. Sullivan	General Counsel

Objectives and Philosophy

              Our executive compensation program is designed to support the key objective of creating value for shareholders by growing our revenue and adjusted EBITDA, and by growing trading volume and the number of active customers. In order to further these goals, the Compensation Committee of the board of directors (the "Committee") has established the following objectives in determining the compensation of the named executive officers:

  •
  balance rewards for executives between short-term results and long-term strategic goals;

  •
  attract and retain high performing executive talent by compensating executives at competitive levels;

  •
  provide rewards consistent with a pay-for-performance philosophy; and

  •
  align management and shareholder interests through equity based compensation, which provides long-term incentives to the executives to drive a high total shareholder return.

              Consistent with our pay-for-performance philosophy, a significant portion of each executive officer's total compensation is variable and delivered based on actual performance and results, as discussed below.

              Going Forward:    Our compensation approach has been necessarily tied to our stage of development. Prior to our initial public offering, we were a privately held company. As we gain experience as a public company, we expect that the specific direction, emphasis and components of our executive compensation program will continue to evolve. Accordingly, the compensation paid to our named executive officers for fiscal year 2011 is not necessarily indicative of how we will compensate our named executive officers after our initial public offering. Changes that have been made or planned for 2012 are discussed herein.

2011 Compensation Committee Decisions

              Based on the Committee's determination of Company performance in relation to market performance and its understanding of external market pay levels, the Committee took several actions in 2011:

              Limited 2011 Base Salary Increases to Named Executive Officers:    The current employment agreements for Messrs. Weisberg and Cooley were signed in 2010 and included salary increases that took effect in 2010. No additional base salary increases were provided in 2011 to these officers. Mr. Sullivan is employed under an employment agreement signed in 2001; he received a salary increase from $200,000 to $225,000 in March 2011 and received a further increase in base salary to $275,000 effective March 1, 2012.

              Increases in 2011 Bonus Target Dollar Amounts:    The employment agreements for Messrs. Weisberg and Cooley signed in 2010 both included increases in annual bonus targets to $1,600,000 and $625,000 respectively that took effect in 2011. Mr. Sullivan has historically not had an annual bonus target amount.

              2011 Bonus Payments:    Based on both the financial and strategic performance of the Company and its named executive officers, the Committee elected to pay Mr. Weisberg a bonus of $1,300,000 for 2011, constituting 81.25% of his target bonus, to pay Mr. Cooley a bonus of $625,000 for 2011, constituting 100% of his target bonus, and to pay Mr. Sullivan a bonus of $250,000 for 2011. For more information on how bonus amounts are determined, see "—Components of Executive Compensation for 2011—Annual Bonus."

              Limited 2011 Stock Option Awards:    The employment agreements for Messrs. Weisberg and Cooley signed in 2010 included substantial one-time option awards and, as a result, the Committee elected not to make any new option grants to these officers. Mr. Sullivan did not receive a stock option grant in 2011, but did receive a stock option grant of 25,000 options under the new FX Alliance Inc. 2012 Incentive Compensation Plan (the "2012 Incentive Plan") upon the successful completion of our initial public offering.

              Adoption of New Executive Compensation Policies:    We have adopted an Insider Trading Policy and the Committee is presently developing an Industry Peer Group for external benchmarking purposes, and Chief Executive Officer Stock Ownership Guidelines, as part of an effort to establish sound corporate governance guidelines.

Compensation Processes and Criteria

              Role of the Committee:    Our Committee oversees our compensation practices and consists of Messrs. Trudeau, Putnam and Tomozawa. The Committee is responsible for establishing and approving the compensation of our officers, and operates under a written charter adopted by our board of directors. The Committee determines or recommends any overall salary increase and bonus pool and any other compensation that may be provided to any of the named executive officers, including establishing the compensation plans and programs, and determining the overall executive compensation program. The Committee recommends the appropriate level of compensation of the Chief Executive Officer to the board of directors, which has ultimate responsibility for setting the compensation of the Chief Executive Officer. In addition, the Committee has final authority in the determination of compensation levels and plans for the other named executive officers.

              Role of Management:    The Chief Executive Officer recommends the compensation of the other named executive officers as well as other officers below that level ("Management") to the Committee, and administers and communicates the compensation decisions that are made by the Committee. In certain instances, members of Management serve as an intermediary between the Committee and the Independent Compensation Consultant (as defined below) to report Company information, and review interim reports for accuracy.

              Role of the Independent Compensation Consultant:    In order to ensure that we continue to remunerate our executives appropriately, the Committee has retained Towers Watson as its independent compensation consultant (the "Independent Compensation Consultant") to review its policies and procedures with respect to executive compensation. In 2011, Towers Watson was contracted by the Committee to review executive contracts, review a draft of a portion of the Company's registration statement, assist with compensation policy development and provide publicly available compensation data for both named executive officers and non-executive officers. The Committee retains the right to modify or terminate its relationship with Towers Watson or select other outside advisors to assist the Committee in carrying out its responsibilities.

              Use of Market Data:    In the past, we focused on providing a competitive compensation package for executives based on market compensation practices in the financial services and financial technology sectors for like positions, as determined by and based upon the experience of the Committee. No formal industry peer group was established for 2011 pay decisions. In late 2011, published compensation survey data for the electronic trading industry was provided to the Committee by the Independent Compensation Consultant, and the Committee considered this data when determining Mr. Sullivan's salary level for 2012.

              Industry Peer Group:    In 2012 the Committee is expected to review and approve an Industry Peer Group of publicly traded US companies that, going forward, will serve as an external data source for named executive officer compensation levels, policies and practices. This Industry Peer Group will be developed and modified by the Independent Compensation Consultant in conjunction with the Chief Executive Officer and Compensation Committee. It will consist of companies focused on financial services technology, and have a size (as measured by revenue and market capitalization) that the Committee considers relevant to the Company's long-term goals. While the Committee will review the peer group data, it does not intend to use the peer group data as the sole determining factor for compensation. Instead, the Committee will use the peer data as part of its overall decision making, recognizing there may be material differences in the Company's size, objectives and roles of individuals compared with peer group companies.

              Risk Management:    We have determined that any risks arising from its compensation programs and policies are not reasonably likely to have a material adverse effect on us. Our compensation programs and policies mitigate risk by combining performance-based, long-term compensation elements with payouts that are correlated with the value delivered to stockholders. The combination of performance measures for annual bonuses and the equity compensation programs, share ownership and retention guidelines for the Chief Executive Officer, as well as the multiyear vesting schedules for equity awards, encourages employees to maintain both short and long-term views with respect to Company performance.

Components of Executive Compensation for 2011

              In 2011, the elements of compensation for the named executive officers included a mix of base salary and annual bonus. In previous years, this has also included equity grants. Executive compensation has a high proportion of total direct compensation delivered through pay-for-performance incentives and long-term equity-based compensation, resulting in more compensation being dependent on our performance.

    Base Salary

              Base salaries are set by the Committee, or in the case of the CEO, by the Board based on their understanding of compensation levels at financial services or trading technology companies of similar size and complexity, as well as their subjective overall assessment of performance.

              2011 Actions:    In 2011, the Committee did not increase the annual base salaries for Messrs. Weisberg or Cooley. Each of these officers entered into new employment agreements with the Company in 2010, and as a result, the Committee concluded that no base salary increases were required to maintain market competitiveness in 2011. Mr. Sullivan's base salary was raised from $200,000 per year to $225,000 per year effective March 2011 and was increased again effective March 1, 2012 to $275,000. These increases are due to his increase in responsibilities related to preparing the Company to be a publicly traded company. The annual base salaries for each of our named executive officers are as follows:

Named Executive Officer	2011 Annual Salary as of December 31
Philip Z. Weisberg	$400,000
John W. Cooley	$300,000
James F.X. Sullivan	$225,000

              Going Forward:    The Committee will include the use of peer group data as a factor in its evaluation of base salaries for the named executive officers.

    Annual Bonus

              The Committee has the authority to award annual bonuses to our named executive officers, based upon recommendations made by the Chief Executive Officer (other than for his own compensation). The annual bonuses are intended to offer incentive compensation by rewarding the achievement of corporate and individual performance objectives.

              Chief Executive Officer Target Bonus Amounts:    On an annual basis, the Committee sets a target level of bonus compensation for Mr. Weisberg that is structured as a percentage of his annual base salary. In 2010, when renegotiating Mr. Weisberg's employment agreement, the Committee elected to increase Mr. Weisberg's annual target bonus from $1,100,000 to $1,600,000, effective with the start of fiscal year 2011. The Committee provided this increase based on the performance of the Company, the performance of Mr. Weisberg and their general understanding of market compensation for Chief Executive Officers of financial technology firms. This change represented a change in mix of compensation as the portion of Mr. Weisberg's total compensation represented by equity compensation was reduced to limit dilution.

              Other Named Executive Officer Target Bonus Amounts:    In 2010, when renegotiating Mr. Cooley's contract, the Committee elected to increase Mr. Cooley's annual target bonus from $500,000 to $625,000, effective with the start of fiscal year 2011. The Committee provided this increase based on performance of the Company, the performance of Mr. Cooley, his additional responsibilities related to Human Resources, and his anticipated value to the Company as well as their general understanding of market compensation for Chief Financial Officers of financial technology firms. Mr. Sullivan did not have a target bonus amount for fiscal year 2011, and has not had a target bonus in previous years.

              For 2011, the target bonus amounts in dollar terms and as a percentage of salary were:

	Annual Bonus Target Value
Named Executive Officer	% of Annual Base Salary	$
Philip Z. Weisberg	400%	$1,600,000
John W. Cooley	208%	$625,000
James F.X. Sullivan	N/A	N/A

              Chief Executive Officer Performance Objectives:    In the case of the Chief Executive Officer, the Committee after consultation with the Chief Executive Officer at the beginning of the year establishes his performance objectives (individual and Company) for the upcoming year. At the end of the year, the Committee conducts a performance evaluation of the Chief Executive Officer based on his achievement of these pre-established objectives and other performance factors that it deems appropriate.

              The 2011 performance objectives for Mr. Weisberg included (i) a corporate-wide revenue target excluding interest and other income of $114.7 million, (ii) an adjusted EBITDA target of $51.2 million, (iii) and other discretionary and individualized goals as determined by the Company (refer to table below).

              Other Named Executive Officer Performance Objectives:    The various corporate and individual performance objectives considered by our Chief Executive Officer and Committee when making our named executive officers' annual cash bonus determinations are different for each individual depending upon that officer's duties and areas of responsibility. Their performance objectives are established and communicated to each of the named executive officers upon the approval of the plan by the board of directors. These corporate and individual performance objectives are designed to be challenging but achievable. The performance metrics and objectives are primarily qualitative in nature and not quantitative, and are not weighted in any specific manner by our Chief Executive Officer or Committee in making annual bonus determinations for named executive officers.

              To assist the Committee in its review of the named executive officers other than the Chief Executive Officer, the Chief Executive Officer presents his performance assessment and compensation recommendations for each executive officer to the Committee other than himself, and then the final payment to each named executive officer may be adjusted, up or down, by the Committee, depending on its assessment of each individual's performance.

              Our Chief Executive Officer and the Committee have the discretion to determine whether and in what amounts such bonuses are paid based upon his or its subjective and quantitative evaluation of whether the named executive officers have achieved their respective objectives and the impact of their performance on overall corporate objectives. Bonus determinations are not formulaic and our Chief Executive Officer and Committee retain complete discretion over the ultimate annual bonus determinations regardless of a named executive officer's individual or corporate performance. In making the bonus determinations, our Chief Executive Officer and Committee have not historically followed any established guidelines. These annual bonuses are intended to reward named executive officers who have a positive impact on corporate results.

              2011 Results and Annual Incentive Bonus Payments:    All named executive officers were responsible for overall financial objectives set during the budgeting process at the beginning of the fiscal year.

Financial Objectives
($ amounts in millions)

Objective	Target	Achievement
Revenue excluding interest and other income	$114.7	$118.2
Adjusted EBITDA	$51.2	$57.8
Adjusted EBITDA Margin	45%	49%

              In making the bonus determination for Mr. Weisberg, the Committee considered these results in relation to general market results. In making bonus determinations for other named executive officers, our Chief Executive Officer and the Committee considered all of these results, as well as general performance metrics that he or it believe most appropriately reflected each executive officer's impact on our overall corporate performance.

Philip Z. Weisberg	John W. Cooley	James F.X. Sullivan
Strategy: One of Mr. Weisberg's primary responsibilities is the development and implementation of strategic plans. In 2011, he laid out and launched a plan for derivatives trading on the platform and ensured that the organization was ready for potential regulatory changes. In October, the board of directors accepted his 12 month business plan followed by an approval of a 24 month revenue plan.	Legal and Financial Risk Management and Reporting: Mr. Cooley ensured overall readiness for a public offering and ongoing reporting and compliance by advancing the people, processes and systems for reporting and financial planning and analysis.	SEC Readiness/IPO S-1: Mr. Sullivan was tasked with preparing the company for a potential public offering. He managed the process for selecting legal counsel and all internal legal processes associated with the public offering.

Technology and Market Execution: The Compensation Committee considered Mr. Weisberg's performance as a technology and market innovator. Mr. Weisberg increased the service levels and continues to manage the team towards higher levels of achievement. He has also pursued and delivered higher scalability in our active trading systems model and continues to improve the client footprint in that market.	Regulatory Authorizations for NDF's and Options: Mr. Cooley advanced readiness for approvals to become a swap execution facility.	Regulatory Compliance: Mr. Sullivan drafted documents for regulators to communicate the business impact of Dodd Frank and to influence the development of associated legislation and regulations.

Human Resources and Organization: Mr. Weisberg is responsible for developing the staff and organization to be an innovative market-leader. In 2011, the Committee considered his performance relating to retention and development of the senior team and overall employee satisfaction.
	Human Resources and Administration: Mr. Cooley was tasked with and executed on hiring executive level talent in Finance, Human Resources and Regulatory Compliance in preparation for being a public company.	Accelerating Adoption: Mr. Sullivan streamlined the process of completing client user agreements.

              The bonuses approved by the Committee and paid for 2011 performance were:

	Annual Incentive Earned
Named Executive Officer	$	% of Target
Philip Z. Weisberg	$1,300,000	81.25%
John W. Cooley	$625,000	100%
James F.X. Sullivan	$250,000	N/A

              Going Forward:    For 2012, the Committee is expected to adopt a non-equity incentive plan as part of the 2012 Incentive Plan. The Committee will determine for each named executive officer target amounts, target performance levels and maximum awards. For more information on the new 2012 Incentive Plan, see "—The 2012 Incentive Plan."

    Equity Plans

              The Committee believes that equity-based compensation is an important component of our executive compensation program and that providing a significant portion of our named executive officers' total compensation package in equity-based compensation aligns the incentives of our executives with the interests of our stockholders and with our long-term corporate success. Additionally, the Committee believes that equity-based compensation awards enable us to attract, motivate, retain and compensate executive talent adequately. To that end, we have awarded equity-based compensation in the form of stock options to further the long-term perspective necessary for continued success of the business. For further information on these grants, please see "—Employment Agreements."

              2011 equity grants to named executive officers:    Messrs. Weisberg and Cooley did not receive any equity grants because they signed employment agreements that included a 2010 one-time stock option grant and, as longer-tenured employees, their cumulative equity ownership in the form of stock options was sufficient to align their personal financial interests with stockholder interests up through the date of the offering. Messrs. Weisberg and Cooley also received stock option grants in 2006. The Company has granted stock options to Mr. Sullivan annually from 2006-2010. Mr. Sullivan did not receive a stock option grant in 2011, but did receive a stock option grant of 25,000 options under our new 2012 Incentive Plan upon the successful completion of the our initial public offering.

              Insider trading policy:    We have adopted an insider trading policy, which prohibits trading in company shares when the affected employee is in possession of material non-public information about the company.

              Going Forward:    We expect several changes to our equity plans and practices following the completion of our initial public offering:

  •
  For 2012, the Committee and our board of directors has approved the 2012 Incentive Plan as further described in "—Equity Incentive Plans—The 2012 Incentive Plan" below, which became effective upon consummation of our initial public offering. This plan provides the Committee with the authority to grant stock options, restricted stock units, performance units, and other types of equity and non-equity incentives to employees, directors, and other key contributors to the Company.

  •
  We expect the Committee to make equity-based grants to our named executive officers and other employees on a periodic basis. These grants may be in the form of stock options, restricted stock units, performance-based shares or other permitted incentive types.

Dividend, Option Adjustments and Share Grants in Connection with our Initial Public Offering

              In connection with the completion of our initial public offering, in February 2012, we paid a dividend of $2.23 per share to record holders of our outstanding preferred stock and common stock as of January 24, 2012. As required under the terms of our 2006 stock option plan, we made anti-dilution adjustments to vested and unvested stock options. We made a dividend equivalent payment of $2.23 per share of common stock underlying each vested stock option to holders of outstanding vested stock options as of the record date, for an aggregate payment to these option holders of approximately $6.9 million. As a result, Messrs. Weisberg, Cooley and Sullivan received dividend equivalent payments of approximately $2.5 million, $0.9 million, and $0.2 million, respectively. In addition we made adjustments to the exercise price and the number of shares underlying outstanding unvested options. As the result of these adjustments, Messrs. Weisberg, Cooley and Sullivan had the number of shares underlying their outstanding unvested options adjusted from 525,000 to 622,563, from 196,875 to 233,460, and from 37,500 to 44,466, respectively, with weighted average exercise prices of $11.17, $11.17, and $10.52, respectively. In addition, each of Messrs. Weisberg, Cooley and Sullivan received a grant of 100 shares of our common stock upon the completion of our initial public offering.

Other Executive Benefits and Perquisites

              We provide no benefits to our named executive officers that are not available on the same basis to other eligible employees. Our employee benefits for U.S. based employees include:

    •
    health insurance;

    •
    life insurance and supplemental life insurance;

    •
    short-term and long-term disability; and

    •
    401(k) plan with matching contributions.

              We believe these benefits are generally consistent with those offered by other companies and particularly those companies with which we compete for employees.

              Going Forward:    We expect no additional benefits or perquisites to be adopted for our named executive officers.

Employment Agreements and Severance and Change in Control Benefits

              We have entered into employment agreements with Messrs. Weisberg, Cooley and Sullivan. These agreements provide for severance in the event of certain qualifying terminations of employment, as further explained below. Furthermore, we recognize that the possibility of a change in control could arise and that such a possibility could result in the departure or distraction of members of the management team to the detriment of the Company and our stockholders, and therefore we have included in these employment agreements enhanced severance provisions in the event of certain terminations in connection with a change in control to minimize employment security concerns arising in the course of negotiating and completing a significant transaction. These benefits, which are payable only if the named executive officer is terminated by the Company without cause or the executive resigns for good reason in connection with a change in control, are also quantified in the section below captioned "Potential Payments Upon Termination." These benefits include, in certain circumstances, the accelerated vesting of options, as further discussed below. We believe that it is appropriate to provide for accelerated vesting to protect the named executive officers from losing their unvested stock options upon termination in the event of a change in control as discussed above. By agreeing to protect the stock options of named executive officers, we believe we can reinforce and encourage the continued attention and dedication of the named executive officers to their assigned duties without distraction in the face of an actual or threatened change in control that may result in termination of their employment. In return, each named executive officer covenants not to compete or solicit employees from the date of termination, as further discussed below. Any severance payments cease if the executive violates these covenants during the severance period.

              The employment agreements for the named executive officers are summarized below. For further information on the employment agreements, we refer you to a complete copy of the agreements which we have filed as exhibits to our Registration Statement on Form S-1, as amended, filed with the SEC on February 7, 2012.

Employment Agreement with Philip Z. Weisberg

              Mr. Weisberg entered into an employment agreement with the Company on July 15, 2010, which was amended on the effective the date of our initial public offering; the agreement as amended is summarized below. Mr. Weisberg's employment agreement has an initial term of four and one-quarter (4.25) years, beginning on September 29, 2010 and ending on December 31, 2014, which will automatically renew for additional one-year periods unless the Company or Mr. Weisberg gives written notice to the other party at least 90 days prior to such expiration. Under the terms of the employment agreement, Mr. Weisberg is paid an annual base salary of $400,000 and is entitled to an annual bonus in the target amount of $1,600,000 for 2011 and each year thereafter, based upon the satisfaction of performance targets. Mr. Weisberg is also entitled to participate in the employee benefit plans and programs that the Company makes generally available to all of its senior level executives or to other employees.

              Pursuant to the employment agreement, the Company made a grant of 700,000 options to Mr. Weisberg on December 28, 2010 with an exercise price of $13.25 per share. The options vest, and become exercisable, in four equal 25% installments on December 31, 2011 and each of the next three anniversaries thereof, provided that Mr. Weisberg continues to be employed until such time. The options expire on the tenth anniversary of the date of grant, subject to earlier expiration in the event of certain terminations of Mr. Weisberg's employment. For more information regarding certain adjustments made to Mr. Weisberg's option grant upon the consummation of our initial public offering, see "—Dividend, Option Adjustments and Share Grants in Connection with our Initial Public Offering."

              While Mr. Weisberg is employed, and for the one year period thereafter, he has agreed not to solicit employees of the Company or any of its clients or suppliers or engage in the specified business of the Company; if he is terminated during the period beginning three months before a change in control and ending on the first anniversary of the change in control, this period is lengthened to two years. The employment agreement also contains customary provisions regarding confidential information and protection of intellectual property.

              Mr. Weisberg's employment agreement grants him rights in the event of certain terminations of his employment:

    (a)
    In the event of his termination due to death, he (or his estate) is entitled to (i) a lump sum cash payment equal to his unpaid base salary through the date of termination, accrued but unused vacation time and any unreimbursed expenses (together, the "Accrued Obligations"), (ii) any unpaid bonus for the year prior to the year of termination, (iii) an amount equal to $1,600,000 pro-rated for the number of months in the calendar year of the termination in which he was employed, (iv) vesting of the portions of the options that would have vested on any vesting date occurring within 12 months of the termination (all unvested options will expire) and (v) vesting of his distribution equivalent payment (if any) ("distribution equivalent payment" is defined in the employment agreement and is the amount of the payments (if any) that the Company has made on equity that is the same as the equity underlying Mr. Weisberg's options during a period of a year before through a year after a change in control);

    (b)
    In the event of his termination due to disability, he is entitled to (i) the Accrued Obligations, (ii) any unpaid bonus for the year prior to the year of termination, (iii) 3 months of continued payments of his base salary and continued participation in the Company's health plans (ending at such earlier time as he becomes employed by another party), (iv) an amount equal to $1,600,000 pro-rated for the number of months in the calendar year of the termination in which he was employed, (v) vesting of the portion of the options that would have vested on any vesting date occurring within 12 months of the termination (all unvested options will expire) and (vi) vesting of his distribution equivalent payment (if any);

    (c)
    In the event that the Company terminates his employment without cause (as defined in the employment agreement, which includes non-renewal of the agreement by the Company at the end of a term) or if Mr. Weisberg terminates his employment for good reason (as defined in the employment agreement, which definition includes Mr. Weisberg's failure to be employed as the Chief Executive Officer of a publicly traded company), in each case under circumstances other than in connection with a change in control (as defined in the employment agreement) as contemplated below, then, contingent upon his signing a general release and waiver, he is entitled to (i) the Accrued Obligations, (ii) $166,667 on the 60th day following his termination and on the 15th of each of the next 11 months, (iii) 12 months of continued participation in the Company's health plans (or such earlier time as he becomes eligible for health benefits under another group plan), (iv) any unpaid bonus for the year prior to the year of termination, (v) an amount equal to $1,600,000 pro-rated for the number of months in the calendar year of the termination in which he was employed, (vi) vesting of the portion of the options that would have vested on any vesting date occurring within 24 months (or 12 months in the case of nonrenewal of the agreement by the Company at the end of the term) of the termination (all unvested options will expire) and (vii) vesting of his distribution equivalent payment (if any);

    (d)
    In the event that Mr. Weisberg is terminated for cause or due to his voluntary resignation (including his non-renewal of the employment agreement at the end of a term), he is generally only entitled to the Accrued Obligations and, unless he was terminated for cause, any unpaid bonus for the year ending prior to such termination; and

    (e)
    If during the period beginning three months before a change in control and ending on the first anniversary of the change in control Mr. Weisberg's employment is terminated without cause (including by the company not renewing his employment agreement) or by him for good reason, and in each case he executes a general release and waiver, he is entitled to (i) the Accrued Obligations, payable on the 60th day following termination, (ii) $333,333, with such payment being made on the 60th day following termination and on the 15th of each of the following 11 months, or, in the event of certain types of a change in control, a lump-sum, (iii) 24 months of participation in continuing health coverage (unless he qualifies for another group health arrangement), (iv) any unpaid bonus for the year prior to the date of termination, (v) a payment equal to $1,600,000 pro-rated for the number of months he worked during the calendar year of his termination, (vi) vesting of all of his options and (vii) vesting of his distribution equivalent payment (if any).

              The employment agreement also provides for the reduction of certain "parachute payments" in the event that Mr. Weisberg would be better off on an after-tax basis if such amounts were reduced.

              Mr. Weisberg's Pre-Offering Employment Arrangements:    Mr. Weisberg's employment agreement was amended upon the completion of our initial public offering and the amended agreement is described above. The amendments were initiated by the Company as proper and beneficial to the interests of the Company and appropriate provisions for the relationship of a publicly traded company with its chief executive officer. The employment arrangements that were in effect prior to our initial public offering (the "pre-offering arrangements") differ from the amended employment agreement in the following ways: (a) during his employment and for the one year period thereafter, Mr. Weisberg is not to solicit employees of the Company or any of its clients or suppliers, and during his employment and for the six month period thereafter, Mr. Weisberg is not to engage in the specified business of the Company; (b) the definition of good reason did not expressly include Mr. Weisberg's failure to be employed as the Chief Executive Officer of a publicly traded company; (c) in lieu of the vesting of options that would vest within the next 24 months after his termination by the Company without cause or by Mr. Weisberg with good reason as contemplated under clause (vi) of paragraph (c) above, only those options that would vest within the next 12 months after his termination would vest at such termination; (d) severance benefits would also be available upon Mr. Weisberg's resignation other than for good reason upon the first anniversary of a change in control; (e) the cash payment amount contemplated under clause (ii) of paragraph (e) above would be $166,667 upon Mr. Weisberg's resignation other than for good reason upon the first anniversary of the change in control; and (f) in lieu of the vesting of all options as contemplated under clause (vi) of paragraph (e) above, only those options that would vest within the next 24 months after his resignation would vest upon Mr. Weisberg's resignation other than for good reason upon the first anniversary of the change in control.

Employment Agreement with John W. Cooley

              Mr. Cooley entered into an employment agreement with the Company on July 15, 2010, which was amended on the effective the date of our initial public offering; the agreement as amended is summarized below. Mr. Cooley's employment agreement has an initial term of four and one-quarter (4.25) years, beginning on October 1, 2010 and ending on December 31, 2014, which will automatically renew for additional one-year periods unless the Company or Mr. Cooley gives written notice to the other party at least 90 days prior to such expiration. Under the terms of the employment agreement, Mr. Cooley is paid an annual base salary of $300,000 and is entitled to an annual bonus in the target amount of $625,000 for 2011 and each year thereafter, based upon the satisfaction of performance objectives. Mr. Cooley is also entitled to participate in the employee benefit plans and programs that the Company makes generally available to all of its senior level executives or to other employees.

              Pursuant to the employment agreement, the Company made a grant of 262,500 options to Mr. Cooley on December 28, 2010 with an exercise price of $13.25 per share. The options vest in four equal 25% installments on December 31, 2011 and each of the next three anniversaries thereof, provided that Mr. Cooley continues to be employed until such time. The options expire on the 10th anniversary of the date of grant, subject to earlier expiration in the event of certain terminations of Mr. Cooley's employment. For more information regarding certain adjustments made to Mr. Cooley's option grant upon the consummation of our initial public offering, see "—Dividend, Option Adjustments and Share Grants in Connection with our Initial Public Offering."

              While Mr. Cooley is employed, and for the one year period thereafter, he has agreed not to solicit employees of the Company or any of its clients or suppliers or engage in the specified business of the Company; if he is terminated during the period beginning three months before a change in control and ending on the first anniversary of the change in control, this period is lengthened to eighteen months. The employment agreement contains customary provisions regarding confidential information and protection of intellectual property.

              Mr. Cooley's employment agreement grants him rights in the event of certain terminations of his employment:

    (a)
    In the event of his termination due to death, he (or his estate) is entitled to (i) the Accrued Obligations, (ii) any unpaid bonus for the year prior to the year of termination, (iii) an amount equal to $625,000 pro-rated for the number of months in the calendar year of the termination in which he was employed, (iv) vesting of the portion of the options that would have vested on any vesting date occurring within 12 months of the termination (all unvested options will expire) and (v) vesting of his distribution equivalent payment (if any) ("distribution equivalent payment" is defined in the employment agreement and is the amount of the payments (if any) that the Company has made on equity that is the same as the equity underlying Mr. Cooley's options during a period of a year before through a year after a change in control);

    (b)
    In the event of his termination due to disability, he is entitled to (i) the Accrued Obligations, (ii) any unpaid bonus for the year prior to the year of termination, (iii) 3 months of continued payments of his base salary and continued participation in the Company's health plans (ending at such earlier time as he becomes employed by another party), (iv) an amount equal to $625,000 pro-rated for the number of months in the calendar year of the termination in which he was employed, (v) vesting of the portion of the options that would have vested on any vesting date occurring within 12 months of the termination (all unvested options will expire) and (vi) vesting of his distribution equivalent payment (if any);

    (c)
    In the event that the Company terminates his employment without cause (as defined in the employment agreement, which includes non-renewal of the agreement by the Company at the end of a term) or if Mr. Cooley terminates his employment for good reason (as defined in the employment agreement, which definition includes Mr. Cooley's failure to be employed as the Chief Financial Officer of a publicly traded company), in each case under circumstances other than in connection with a change in control (as defined in the employment agreement) as contemplated below, then, contingent upon his signing a general release and waiver, he is entitled to (i) the Accrued Obligations, (ii) $25,000 on the 60th day following his termination and on the 15th of each of the next 11 months (or next five months in the case of a termination due to non-renewal by the Company), (iii) 12 months (or six months in the case of a non-renewal by the Company) of continued participation in the Company's health plans (or, in each case, such earlier time as he becomes eligible for health benefits under another group plan), (iv) any unpaid bonus for the year prior to the year of termination, (v) an amount equal to $625,000 pro-rated for the number of months in the calendar year of the termination in which he was employed, (vi) in a termination other than a non-extension, 12 monthly installments of $52,083, (vii) vesting of the portion of the options that would have vested on any vesting date occurring within 24 months of the termination (all unvested options will expire), and (viii) vesting of his distribution equivalent payment (if any);

    (d)
    In the event that Mr. Cooley is terminated for cause or due to his voluntary resignation (including his non-renewal of the employment agreement at the end of a term), he is generally only entitled to the Accrued Obligations and, except if he was terminated for cause, any unpaid bonus for the year ending prior to such termination; and

    (e)
    If during the period beginning three months before a change in control and ending on the first anniversary of the change in control Mr. Cooley's employment is terminated without cause (including by reason of the Company not renewing his employment agreement) or by him for good reason, and in each case he executes a general release and waiver, then he is entitled to (i) the Accrued Obligations, (ii) $115,625 on the 60th day following termination and on the 15th of each of the following 11 months, or, following certain types of a change in control, a lump-sum, (iii) 18 months of participation in continuing health coverage (unless he qualifies for another group health arrangement), (iv) any unpaid bonus for the year prior to the date of termination, (v) a payment equal to $625,000 pro-rated for the number of months he worked during the calendar year of his termination, (vi) vesting of all of his options and (vii) vesting of his distribution equivalent payment (if any).

              The employment agreement also provides for the reduction of certain "parachute payments" in the event that Mr. Cooley would be better off on an after-tax basis if such amounts were reduced.

              Mr. Cooley's Pre-Offering Employment Arrangements:    Mr. Cooley's employment agreement was amended upon the completion of our initial public offering and the amended agreement is described above. The amendments were initiated by the Company as proper and beneficial to the interests of the Company and appropriate provisions for the relationship of a publicly traded company with its chief financial officer. The employment arrangements that were in effect prior to our initial public offering (the "pre-offering arrangements") differ from the amended employment agreement in the following ways: (a) during his employment and for the one year period thereafter, Mr. Cooley is not to solicit employees of the Company or any of its clients or suppliers, and during his employment and for the six month period thereafter, Mr. Cooley is not to engage in the specified business of the Company; (b) the definition of good reason did not expressly include Mr. Cooley's failure to be employed as the Chief Financial Officer of a publicly traded company; (c) in lieu of the vesting of options that would vest within the next 24 months after his termination by the Company without cause or by Mr. Cooley with good reason as contemplated under clause (vii) of paragraph (c) above, only those options that would vest within the next 12 months after his termination would vest at such termination; (d) severance benefits would also be available upon Mr. Cooley's resignation other than for good reason upon the first anniversary of a change in control; and (e) in lieu of the vesting of all options as contemplated under clause (vi) of paragraph (e) above, only those options that would vest within the next 18 months after his resignation would vest upon Mr. Cooley's resignation other than for good reason upon the first anniversary of the change in control.

Employment Agreement with James F.X. Sullivan

              Mr. Sullivan entered into an employment agreement with the Company on March 14, 2001 for an initial term of one year, which automatically renews for additional one-year periods. That employment agreement was amended on December 29, 2011, and, as amended, is described herein. The employment agreement is terminable by the Company or by Mr. Sullivan on 90 days prior written notice. Under the terms of the employment agreement, Mr. Sullivan is paid an annual base salary of $225,000 with an increase to $275,000 effective March 1, 2012. Mr. Sullivan may be granted a discretionary bonus under the employment agreement, which was granted in the amount of $250,000 for 2011. Mr. Sullivan is also entitled to participate in the employee benefit plans and programs that the Company makes generally available to all of its executives or to other employees.

              Pursuant to the 2006 Stock Option Plan of the Company, the Company has granted options to Mr. Sullivan in each of 2006, 2007, 2008, 2009 and 2010. The options vest in four equal 25% installments on December 31 in the year following the grant and each of the next three anniversaries thereof, provided that Mr. Sullivan continues to be employed until such time. The options expire on the 10th anniversary of the date of grant, subject to earlier expiration in the event of certain terminations of Mr. Sullivan's employment. For more information regarding certain adjustments made to Mr. Sullivan's option grants upon the consummation of our initial public offering, see "—Dividend, Option Adjustments and Share Grants in Connection with our Initial Public Offering."

              While Mr. Sullivan is employed, and for the one year period thereafter, he has agreed not to solicit employees of the Company or any of its clients or suppliers and, during his employment and for the six month period thereafter, Mr. Sullivan is not to engage in the specified business of the Company; this six month period is extended to a twelve month period in the event of a termination contemplated in paragraph (d) below. The employment agreement contains customary provisions regarding confidential information and protection of intellectual property.

              Mr. Sullivan's employment agreement grants him rights in the event of certain terminations of his employment:

    (a)
    In the event his employment is terminated due to his death, he (or his estate or appropriate successor in interest) is entitled to (i) an amount equal to his annual bonus for the year of his termination as determined by the Company in its discretion based on his and the Company's performance for such year, and further adjusted to reflect the period he was employed by the Company in that year (the "Pro-Rata Bonus"), (ii) the vesting of any option that is scheduled to vest during the twelve (12) month period following the date of his death, (iii) subject to his (or his successor's) timely election of continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended ("COBRA") for him and his eligible dependents, and his (or his successor's) continued copayment of premiums associated with such coverage, reimbursement on a monthly basis for such portion of the monthly costs of continued health benefits for him and his covered dependents as the Company had paid immediately prior to the termination, from the termination through the earlier of (A) (1) six (6) months; (2) the date upon which he or his eligible dependents become covered under a comparable group plan for such applicable coverage; or (3) the date upon which he or his eligible dependents cease to be eligible for COBRA continuation for such applicable coverage; provided that the provision of such coverage does not result in any penalty or excise tax on the Company or any of its affiliates or subsidiaries; provided further that to the extent that the payment of any such amount constitutes "nonqualified deferred compensation" for purposes of Section 409A of the Internal Revenue Code of 1986, as amended and the applicable regulations thereunder (the "Code"), any such payment scheduled to occur during the first sixty (60) days following the termination of employment shall not be paid until the first regularly scheduled pay period following the sixtieth (60th) day following such termination and shall include payment of any amount that was otherwise scheduled to be paid prior thereto (the "Six Month Continued Benefits" and, in the case of similar benefits where the period in clause (A)(1) above is twelve (12) months, the "Twelve Month Continued Benefits");

    (b)
    In the event Mr. Sullivan's employment is terminated due to his disability, he is entitled to (i) an amount equal to the product of (A) 0.25 times (B) his then current annual salary, paid over six (6) months, (ii) the vesting of any option that is scheduled to vest during the twelve (12) month period following the termination, (iii) payment of the Six Month Continued Benefits, and (iv) payment of a Pro-Rata Bonus for the year of termination;

    (c)
    In the event Mr. Sullivan's employment is terminated by the Company for cause (as defined in the employment agreement) or by Mr. Sullivan's resignation, he will not be entitled to any cash severance payments, equity acceleration or benefits continuation (other than as legally required, such as pursuant to COBRA);

    (d)
    In the event Mr. Sullivan's employment is terminated by the Company without cause during the period beginning three (3) months before a change in control (as defined in the employment agreement) and ending twelve (12) months after the change in control, he is entitled to (i) an amount equal to the sum of (A) his then current annual salary plus (B) an amount equal to his Average Annual Bonus (as hereinafter defined), paid over twelve (12) months, (ii) the vesting of any option that has not vested as of the date of the termination, (iii) payment of the Twelve Month Continued Benefits, and (iv) payment of a Pro-Rata Bonus; and

    (e)
    In the event Mr. Sullivan's employment is terminated by the Company without cause other than during the period described in paragraph (d) above, he is entitled to (i) an amount equal to the sum of (A) half his then current annual salary, plus (B) half his Average Annual Bonus, paid over six (6) months, (ii) the vesting of any option that is scheduled to vest during the twenty four (24) month period following the termination, (iii) payment of the Six Month Continued Benefits, and (iv) payment of a Pro-Rata Bonus.

              As used above, "Average Annual Bonus" means an amount equal to the quotient of (i) the aggregate annual bonus actually paid to Mr. Sullivan by the Company for each calendar year prior to the calendar year in which his termination occurs (up to a maximum of the two years immediately prior to such year), divided by (ii) the number of such years.

Summary Compensation Table

              The following table sets forth certain information with respect to compensation earned by, awarded to or paid to our named executive officers for the year ended December 31, 2011.

Name and Principal Position	Fiscal Year	Salary $	Bonus $	Stock Awards $	Stock Options $	Total $
Philip Z. Weisberg, Chief Executive Officer	2011	400,000	1,300,000	—	—	1,700,000
John W. Cooley, Chief Financial Officer	2011	300,000	625,000	—	—	925,000
James F.X. Sullivan, General Counsel	2011	220,833	250,000	—	—	470,833

Grants of Plan-Based Awards Table

              There were no grants of plan-based awards made to named executive officers in 2011.

Outstanding Equity Awards at Fiscal Year End

              The following table summarizes all outstanding equity awards held by the named executive officers as of December 31, 2011.

	Option Awards
Name and Principal Position	Grant Date		Number of Securities Underlying Unexercised Options (Exercisable) #	Number of Securities Underlying Unexercised Options (Unexercisable) #	Option Exercise Price $	Option Expiration Date
Philip Z. Weisberg	11/8/2006	(2)	965,432	—	10.70	11/8/2016
Chief Executive Officer	12/27/2010	(1)	175,000	525,000	13.25	12/27/2020
John W. Cooley	12/13/2006	(2)	321,811	—	10.70	12/13/2016
Chief Financial Officer	12/27/2010	(1)	65,625	196,875	13.25	12/27/2020
James F.X. Sullivan	12/15/2006	(1)	20,000	—	10.70	12/15/2016
General Counsel	12/21/2007	(1)	25,000	—	13.90	12/21/2017
	12/19/2008	(1)	18,750	6,250	11.68	12/19/2018
	12/18/2009	(1)	12,500	12,500	11.71	12/18/2019
	12/27/2010	(1)	6,250	18,750	13.25	12/27/2020

(1)
These stock options vest and become exercisable in four equal installments (twenty-five percent of the total number of shares each year) on the first December 31 following the grant date and continue to vest over the subsequent three anniversaries of the initial vest date.

(2)
These stock options vested and became exercisable in four equal installments (twenty-five percent of the total number of shares each year) on the first September 28 following the grant date and continued to vest over the subsequent three anniversaries of the initial vest date.

              The information above does not give effect to certain adjustments made upon consummation of our initial public offering on February 14, 2012. For further information about such adjustments, see Part II. "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividends" and Note 15 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Option Exercises and Stock Vested Table

              No stock options were exercised, nor did any restricted shares or share units vest, for any of our named executive officers in fiscal year 2011.

Pension Benefits

              Our named executive officers did not participate in or have any accrued benefits under qualified or nonqualified defined benefit plans sponsored by us. Our board of directors or the Committee may elect to adopt qualified or nonqualified benefit plans in the future if it determines that doing so is in our best interest. Our named executive officers participate and have account balances in the Company's 401(k) plan.

Nonqualified Deferred Compensation

              Our named executive officers did not participate in or have account balances in nonqualified defined contribution plans or other nonqualified deferred compensation plans maintained by us. Our board of directors or the Committee may elect to provide our named executive officers and other employees with nonqualified defined contribution or other nonqualified deferred compensation benefits in the future if it determines that doing so is in our best interest.

Potential Payments Upon Termination

              The following table sets forth quantitative estimates of the benefits that would have accrued to each of our named executive officers if his employment had been terminated by the Company (including a non-renewal by the Company of the executive's employment agreement) without cause or by the executive for good reason on December 31, 2011, including in the event that such termination occurred in connection with a change in control. For further information on these termination payments, please see "—Employment Agreements and Severance and Change in Control Benefits."

              Amounts below reflect potential payments pursuant to the employment agreements in effect on December 31, 2011.

Potential Payments Upon Termination

	Severance $	Current Year Incentive $	Value of Accelerated Stock Options(8) $	Health Care $	Total $
Philip Z. Weisberg, Chief Executive Officer(1)
Terminated Involuntary or by Exec. For Good Reason(2)	2,000,004	1,600,000	$358,750	22,410	3,981,164
Non-renewal by the Company(3)	2,000,004	1,600,000	$358,750	22,410	3,981,164
Disability(4)	100,000	1,600,000	$358,750	5,603	2,064,353
Change in Control(5)	3,999,996	1,600,000	$1,076,250	44,820	6,721,066
Change in Control(6)	2,000,004	1,600,000	$717,500	22,410	4,339,914
Death(7)	—	1,600,000	$358,750	—	1,958,750
John W. Cooley, Chief Financial Officer(1)
Terminated Involuntary or by Exec. For Good Reason(2)	924,996	625,000	134,531	22,410	1,706,937
Non-renewal by the Company(3)	150,000	625,000	134,531	11,205	920,736
Disability(4)	75,000	625,000	134,531	5,603	840,134
Change in Control(5)	924,996	625,000	403,594	22,410	1,976,000
Change in Control(6)	924,996	625,000	269,063	22,410	1,841,469
Death(7)	—	625,000	134,531	—	759,531
James F.X. Sullivan, General Counsel(9)
Terminated Involuntary	231,250	250,000	93,125	—	574,375
Disability(4)	56,250	250,000	57,875	—	364,125
Change in Control(5)	462,500	250,000	105,938	—	818,438
Death(7)	—	250,000	57,875	—	307,875

(1)
Amounts disclosed are based on the terms of the pre-offering employment arrangements in effect as of December 31, 2011. As previously disclosed the employment agreements were amended upon the completion of our initial public offering.

(2)
Represents the amount of severance compensation payable upon an involuntary termination by the Company without cause or a voluntary termination by the executive with good reason, as defined in the employment agreements.

(3)
Represents the amount of severance compensation payable upon the non-renewal of the employment agreement by the Company.

(4)
Represents the amount of severance payable upon termination due to disability.

(5)
Represents the amount of severance payable upon an involuntary termination associated with a Change in Control during the period commencing three (3) months immediately preceding a Change in Control and ending on the first anniversary of the Change in Control.

(6)
Represents the amount of severance payable upon the resignation of the executive on the first anniversary of a Change in Control.

(7)
Represents the amount of severance payable upon termination due to death.

(8)
Value is based on the Company's estimated stock price as of December 31, 2011 of $15.30.

(9)
Mr. Sullivan does not currently participate in the Company's health plans.

Section 162(m) Compliance

              Section 162(m) of the Internal Revenue Code limits a publicly held company to a deduction for federal income tax purposes of no more than $1 million of compensation paid to certain named executive officers in a taxable year. Compensation above $1 million may be deducted if it is "performance based compensation" within the meaning of the Internal Revenue Code and meeting the requirements thereunder. Following completion of our initial public offering, our Committee will determine whether and/or how to structure our compensation arrangements so as to preserve the related federal income tax deductions. Section 162(m) did not apply to our fiscal year 2011, as we did not have publicly held common stock during this fiscal year.

Equity Incentive Plans

The 2006 Stock Option Plan

              The 2006 Stock Option Plan of the Company (the "2006 Plan") provides for the grant of stock options and governs, along with each individual's option grant agreements, the grant of options described herein. Following the adoption of the 2012 Incentive Plan (described below), the Committee does not intend to make further grants pursuant to the 2006 Plan. For further information on the 2006 Plan, we refer you to a complete copy of the 2006 Plan which we have filed as an exhibit to our Registration Statement on Form S-1, as amended, filed with the SEC on October 28, 2011.

              Administration.    The 2006 Plan provides that the board administers the plan, provided that the board may appoint a Committee to administer the Plan. The board appointed the Committee to do so. Pursuant to this administrative authority, the board has the power to determine to whom to make grants of options (provided that the board may designate employees of the Company and professional advisors to assist the board in the administration of the Plan and may grant authority to officers to make grants on behalf of the board; provided, however, that the board must have approved any such grants prior to their effectiveness), to determine the time grants are made and the number of options granted, to prescribe the form of and terms and conditions of any grants, to adopt, amend and rescind such rules and regulations as, in its opinion, may be advisable for the administration of the 2006 Plan, to construe and interpret the 2006 Plan, such rules and regulations and the option grants and to make all other determinations necessary or advisable for the administration of the 2006 Plan.

              Available Shares.    The number of options that may be issued under the 2006 Plan may not exceed options on 5,518,106 shares (subject to possible adjustment to reflect certain transactions, such as mergers, consolidations, reorganizations or changes in our capital structure). To the extent that any previously granted options expire or are cancelled without having been exercised, the number of shares underlying these options will again be available for issuance under the Plan. Only common stock that is actually issued and delivered will be counted as used under the Plan. For example, if an option is settled for cash or for fewer shares then the number underlying the award, or if shares of common stock are withheld to pay the exercise price of an option or to satisfy any tax withholding requirements, only the shares issued (if any) net of the shares withheld, will be deemed delivered for purposes of determining the number of remaining shares available under the Plan.

              Eligibility for Participation.    Only key employees and certain other employees, directors, service providers and consultants of the Company or its affiliates and stockholders are eligible to participate in the 2006 Plan. Such people designated for participation are sometimes referred to in this description as participants.

              Stock Option Grant Agreement.    Awards granted under the 2006 Plan are evidenced by stock option grant agreements that provide additional terms, conditions, restrictions and/or limitations covering the grant of the award, as determined by the Committee.

              Stock Options.    Options granted under the plan are non-qualified stock options, with an exercise price not less than 100% of the fair market value of the underlying stock on the date of grant. The stock option grant agreements contain the vesting and exercise conditions, and, unless otherwise specified in that grant agreement, vest with respect to 25% of the total award on the first December 31 following the grant date (if the grant date occurs in January, February or March), or on the second December 31 following the grant date, if the grant date occurs in a different month. The remaining options vest on December 31 in each of the three years next following the first vesting date, subject in all cases to the participant's continued employment through the applicable vesting date. Unless otherwise specified in the stock option grant agreement, upon a termination of employment due to death or disability a pro-rata portion of the options that would have vested on the next scheduled vesting date will vest. Unless otherwise specified in the stock option grant agreement, the vested options expire on the earlier of (i) the date the participant is terminated for cause, (ii) 90 days following the date that the participant is terminated for any reason other than cause, death or disability, (iii) one year after the participant's termination due to death or disability or (iv) the tenth anniversary of the grant date. The board may permit options to be net settled. Unvested options expire at termination.

              Transferability.    The options are not transferable, except to the participant's beneficiaries or estate upon death and, subject to prior written board approval and compliance with applicable laws, a trust or custodianship the beneficiaries of which are only the participant, the participant's spouse or the Participant's lineal descendants.

              Amendment and Termination.    The board may, in its discretion, amend the 2006 Plan or the terms of any outstanding option, provided that such amendment does not impair or adversely affect any participants' rights under the 2006 Plan or an option without that participant's written consent.

              Certain Transactions.    In the event of (i) a dissolution or liquidation of the Company, (ii) a sale of all or substantially all of the consolidated Company's assets, (iii) a merger or consolidation involving the Company that constitutes a change in control (as defined in the 2006 Plan) in which the Company is not the surviving corporation or (iv) a merger or consolidation involving the Company that constitutes a change in control in which the Company is the surviving corporation but the holders of shares of common stock receive securities of another corporation and/or other property, including cash (any such event described in clauses (i) through (iv) above being referred to as an "Other Transaction"), the board shall either (1) provide for the exchange of each option outstanding immediately prior to such Other Transaction (whether or not then exercisable) for an option on some or all of the property for which the stock underlying such options are exchanged and, incident thereto, make an equitable adjustment, as determined by the board, in the exercise price of the options, or the number or kind of securities or amount of property subject to the options, and/or (2) terminate all outstanding and unexercised options effective as of the date of such Other Transaction, by delivering notice of termination to each Participant at least 20 days prior to the date of consummation of such

Other Transaction, in which case during the period from the date on which such notice of termination is delivered to the consummation of such Other Transaction, each such Participant shall have the right to exercise in full all of his or her options that are then outstanding, but any such exercise shall be contingent on the occurrence of such Other Transaction, and, provided that, if such Other Transaction does not take place within a specified period after giving such notice, the notice and exercise pursuant thereto will be null and void, and/or (3) cancel, effective immediately prior to such Other Transaction, any outstanding Option (whether or not exercisable or vested) and in full consideration of such cancellation pay to the Participant an amount in cash, with respect to each underlying share of common stock, equal to the excess of (A) the value, as determined by the board in its discretion of securities and/or property (including cash) received by such holders of shares of common stock as a result of such Other Transaction over (B) the exercise price, as the board may consider appropriate to prevent dilution or enlargement of rights.

              Effective Date.    The effective date of the 2006 Plan was September 29, 2006.

The 2012 Incentive Plan

              In connection with our initial public offering, we adopted the FX Alliance Inc. 2012 Incentive Compensation Plan, or the "2012 Incentive Plan." The 2012 Incentive Plan is provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. Directors, officers and other employees of us and our subsidiaries, as well as others performing consulting or advisory services for us, will be eligible for grants under the 2012 Incentive Plan. The purpose of the 2012 Incentive Plan is to provide incentives that will attract, retain and motivate high performing officers, directors, employees and consultants by providing them a proprietary interest in our long-term success or compensation based on their performance in fulfilling their responsibilities to our company. Set forth below is a summary of the material terms of the 2012 Incentive Plan. This following discussion is a summary and does not include all of the provisions of the 2012 Incentive Plan. For further information about the 2012 Incentive Plan, we refer you to the complete copy of the 2012 Incentive Plan, which we have filed as an exhibit to our Registration Statement on Form S-1, as amended, filed with the SEC on February 7, 2012.

              Administration.    The 2012 Incentive Plan is administered by the Compensation Committee. Among the Committee's powers will be to determine the form, amount and other terms and conditions of awards; clarify, construe or resolve any ambiguity in any provision of the 2012 Incentive Plan or any award agreement; amend the terms of outstanding awards; and adopt such rules, forms, instruments and guidelines for administering the 2012 Incentive Plan as it deems necessary or proper. The Committee has full authority to administer and interpret the 2012 Incentive Plan, to grant discretionary awards under the 2012 Incentive Plan, to determine the persons to whom awards will be granted, to determine the types of awards to be granted, to determine the terms and conditions of each award, to determine the number of shares of common stock to be covered by each award, to make all other determinations in connection with the 2012 Incentive Plan and the awards thereunder as the Committee deems necessary or desirable and to delegate authority under the 2012 Incentive Plan to our named executive officers.

              Available Shares.    The aggregate number of shares of common stock that may be issued or used for reference purposes under the 2012 Incentive Plan or with respect to which awards may be granted may not exceed 5,000,000 shares. The number of shares available for issuance under the 2012 Incentive Plan will be appropriately adjusted in the event of a reorganization, stock split, merger or similar change in the corporate structure or the number of outstanding shares of our common stock. In the event of any other change in the capital structure or the business of the Company, we may make any adjustments we consider appropriate to, among other things, the number and kind of shares, options or other property available for issuance under the plan or covered by grants previously made under the plan. The shares available for issuance under the plan may be, in whole or in part, either authorized and unissued shares of our common stock or shares of common stock held in or acquired for our treasury. In general, if awards under the 2012 Incentive Plan are for any reason cancelled, or expire or terminate unexercised, the shares covered by such awards may again be available for the grant of awards under the 2012 Incentive Plan.

              Eligibility for Participation.    Members of our board of directors, as well as employees of, and consultants to, us or any of our subsidiaries and affiliates will be eligible to receive awards under the 2012 Incentive Plan.

              Award Agreement.    Awards granted under the 2012 Incentive Plan will be evidenced by award agreements, which need not be identical, that provide additional terms, conditions, restrictions or limitations covering the grant of the award, including, without limitation, additional terms providing for the acceleration of exercisability or vesting of awards in the event of a change of control or conditions regarding the participant's employment, as determined by the Committee.

              Stock Options.    The Committee may grant incentive stock options to purchase shares of our common stock only to eligible employees. The Committee may grant nonqualified stock options to eligible employees, consultants or non-employee directors. The Committee will determine the number of shares of our common stock subject to each option, the term of each option, which may not exceed ten years, or five years in the case of an incentive stock option granted to a 10% or greater stockholder, the exercise price, the vesting schedule, if any, and the other material terms of each option. No incentive stock option or nonqualified stock option may have an exercise price less than the fair market value of a share of our common stock at the time of grant or, in the case of an incentive stock option granted to a 10% or greater stockholder, 110% of such share's fair market value. Options will be exercisable at such time or times and subject to such terms and conditions as determined by the Committee at grant and the exercisability of such options may be accelerated by the Committee.

              Stock Appreciation Rights.    The Committee may grant stock appreciation rights, or "SARs," either with a stock option, which may be exercised only at such times and to the extent the related option is exercisable, a "Tandem SAR," or independent of a stock option, a "Non-Tandem SAR." A SAR is a right to receive a payment in shares of our common stock or cash, as determined by the Committee, equal in value to the excess of the fair market value of one share of our common stock on the date of exercise over the exercise price per share established in connection with the grant of the SAR. The term of each SAR may not exceed ten years. The exercise price per share covered by an SAR will be the exercise price per share of the related option in the case of a Tandem SAR and will be the fair market value of our common stock on the date of grant in the case of a Non-Tandem SAR. The Committee may also grant limited SARs, either as Tandem SARs or Non-Tandem SARs, which may become exercisable only upon the occurrence of a change in control, as defined in the 2012 Incentive Plan, or such other event as the Committee may designate at the time of grant or thereafter.

              Restricted Stock.    The Committee may award shares of restricted stock. Except as otherwise provided by the Committee upon the award of restricted stock, the recipient generally will have the rights of a stockholder with respect to the shares, including the right to receive dividends, the right to vote the shares of restricted stock and, conditioned upon full vesting of shares of restricted stock, the right to tender such shares, subject to the conditions and restrictions generally applicable to restricted stock or specifically set forth in the recipient's restricted stock agreement. The Committee may determine at the time of award that the payment of dividends, if any, will be deferred until the expiration of the applicable restriction period. Recipients of restricted stock will be required to enter into a restricted stock agreement with us that states the restrictions to which the shares are subject, which may include satisfaction of pre-established performance goals, and the criteria or date or dates on which such restrictions will lapse. If the grant of restricted stock or the lapse of the relevant restrictions is based on the attainment of performance goals, the Committee will establish for each recipient the applicable performance goals, formulae or standards and the applicable vesting percentages with reference to the attainment of such goals or satisfaction of such formulae or standards while the outcome of the performance goals are substantially uncertain. Such performance goals may incorporate provisions for disregarding, or adjusting for, changes in accounting methods, corporate transactions, including, without limitation, dispositions and acquisitions, and other similar events or circumstances. Section 162(m) of the Internal Revenue Code requires that performance awards be based upon objective performance measures. The performance goals for performance-based restricted stock will be based on one or more of the objective criteria set forth on Exhibit A to the 2012 Incentive Plan and are discussed in general below.

              Other Stock-Based Awards.    The Committee may, subject to limitations under applicable law, make a grant of such other stock-based awards, including, without limitation, performance units, dividend equivalent units, stock equivalent units, restricted stock and deferred stock units under the 2012 Incentive Plan that are payable in cash or denominated or payable in or valued by shares of our common stock or factors that influence the value of such shares. The Committee may determine the terms and conditions of any such other awards, which may include the achievement of certain minimum performance goals for purposes of compliance with Section 162(m) of the Code and a minimum vesting period. The performance goals for performance-based other stock-based awards will be based on one or more of the objective criteria set forth on Exhibit A to the 2012 Incentive Plan and discussed in general below.

              Other Cash-Based Awards.    The Committee may grant awards payable in cash. Cash-based awards shall be in such form, and dependent on such conditions, as the Committee shall determine, including, without limitation, being subject to the satisfaction of vesting conditions or awarded purely as a bonus and not subject to restrictions or conditions. If a cash-based award is subject to vesting conditions, the Committee may accelerate the vesting of such award in its discretion.

              Performance Awards.    The Committee may grant a performance award to a participant payable upon the attainment of specific performance goals. The Committee may grant performance awards that are intended to qualify as performance-based compensation under Section 162(m) of the Code as well as performance awards that are not intended to qualify as performance-based compensation under Section 162(m) of the Code. If the performance award is payable in cash, it may be paid upon the attainment of the relevant performance goals either in cash or in shares of restricted stock, based on the then current fair market value of such shares, as determined by the Committee. Based on service, performance or other factors or criteria, the Committee may, at or after grant, accelerate the vesting of all or any part of any performance award.

              Performance Goals.    The Committee may grant awards of stock options, restricted stock, performance units, and other stock-based awards that are intended to qualify as performance-based compensation for purposes of Section 162(m) of the Code. These awards may be granted, vest and be paid based on attainment of specified performance goals established by the Committee. These performance goals may be based on the attainment of a certain target level of, or a specified increase or decrease in, one or more of the following measures selected by the Committee: (1) earnings per share; (2) operating income; (3) gross income; (4) net income, before or after taxes; (5) cash flow; (6) gross profit; (7) gross profit return on investment; (8) gross margin return on investment; (9) gross margin; (10) operating margin; (11) working capital; (12) earnings before interest and taxes; (13) earnings before interest, tax, depreciation and amortization; (14) return on equity; (15) return on assets; (16) return on capital; (17) return on invested capital; (18) net revenues; (19) gross revenues; (20) revenue growth, as to either gross or net revenues; (21) annual recurring net or gross revenues; (22) recurring net or gross revenues; (23) license revenues; (24) sales or market share; (25) total stockholder return; (26) economic value added; (27) specified objectives with regard to limiting the level of increase in all or a portion of our bank debt or other long-term or short-term public or private debt or other similar financial obligations, which may be calculated net of cash balances and other offsets and adjustments as may be established by the Committee; (28) the fair market value of the a share of common stock; (29) the growth in the value of an investment in the common stock assuming the reinvestment of dividends; (30) reduction in operating expenses or (31) other objective criteria determined by the Committee.

              To the extent permitted by law, the Committee may also exclude the impact of an event or occurrence which the Committee determines should be appropriately excluded, such as (1) restructurings, discontinued operations, extraordinary items and other unusual or non-recurring charges; (2) an event either not directly related to our operations or not within the reasonable control of management; or (3) a change in accounting standards required by generally accepted accounting principles. Performance goals may also be based on an individual participant's performance goals, as determined by the Committee. In addition, all performance goals may be based upon the attainment of specified levels of our performance, or the performance of a subsidiary, division or other operational unit, under one or more of the measures described above relative to the performance of other corporations. The Committee may designate additional business criteria on which the performance goals may be based or adjust, modify or amend those criteria.

              Change in Control.    In connection with a change in control, as will be defined in the 2012 Incentive Plan, the Committee may accelerate vesting of outstanding awards under the 2012 Incentive Plan. In addition, such awards may be, in the discretion of the Committee, (1) assumed and continued or substituted in accordance with applicable law; (2) purchased by us for an amount equal to the excess of the price of a share of our common stock paid in a change in control over the exercise price of the awards; or (3) cancelled if the price of a share of our common stock paid in a change in control is less than the exercise price of the award. The Committee may also provide for accelerated vesting or lapse of restrictions of an award at any time.

              Stockholder Rights.    Except as otherwise provided in the applicable award agreement, and with respect to an award of restricted stock, a participant will have no rights as a stockholder with respect to shares of our common stock covered by any award until the participant becomes the record holder of such shares.

              Amendment and Termination.    Notwithstanding any other provision of the 2012 Incentive Plan, our board of directors may at any time amend any or all of the provisions of the 2012 Incentive Plan, or suspend or terminate it entirely, retroactively or otherwise; provided, however, that, unless otherwise required by law or specifically provided in the 2012 Incentive Plan, the rights of a participant with respect to awards granted prior to such amendment, suspension or termination may not be adversely affected without the consent of such participant.

              Transferability.    Awards granted under the 2012 Incentive Plan generally will be nontransferable, other than by will or the laws of descent and distribution, except that the Committee may provide for the transferability of nonqualified stock options at the time of grant or thereafter to certain family members.

              Recoupment of Awards.    The 2012 Incentive Plan will provide that awards granted under the 2012 Incentive Plan are subject to any recoupment policy we may impose regarding the clawback of "incentive-based compensation" under the Exchange Act or under any applicable rules and regulations promulgated by the SEC.

              Effective Date.    The 2012 Incentive Plan was adopted on February 9, 2012 in connection with our initial public offering.

Compensation Committee Interlocks and Insider Participation

              Our Compensation Committee currently consists of Messrs. Trudeau, Putnam and Tomozawa. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Compensation Committee Report

              The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section set forth above with management of the Company. Based upon such review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis section set forth above be included in this Annual Report on Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

              The following table sets forth information as of March 22, 2012 regarding the beneficial ownership of our common stock by:

  •
  each person known by us to beneficially own 5% or more of our outstanding common stock;

  •
  each of our directors and named executive officers; and

  •
  all of our directors and executive officers as a group.

              Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Common stock subject to options that are currently exercisable or exercisable within 60 days of March 22, 2012 are deemed to be outstanding and beneficially owned by the person holding the options. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Percentage of beneficial ownership is based on 28,315,437 shares of common stock outstanding, which gives effect to the grant of 100 shares of common stock to each of our employees upon the completion of our initial public offering on February 14, 2012. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Unless otherwise indicated in the table or footnotes below, the address for each beneficial owner is c/o FX Alliance Inc., 909 Third Avenue, 10th Floor, New York, New York, 10022.

	Shares Beneficially Owned(1)
Name	Number	Percent
5% Stockholders:
Entities affiliated with Technology Crossover Ventures(2)	7,956,247	28.1%
Credit Agricole CIB(3)	1,431,018	5.1%
LabMorgan Corporation(4)	1,431,018	5.1%
Named Executive Officers and Directors:
Philip Z. Weisberg(5)	2,184,346	7.4%
John W. Cooley(6)	638,418	2.2%
James F.X. Sullivan(7)	82,600	*
Gerald D. Putnam, Jr.(8)	200,050	*
John C. Rosenberg(9)	7,956,247	28.1%
Robert W. Trudeau(2)	7,956,247	28.1%
All executive officers and directors as a group (6 persons)	11,061,661	36.9%

*
Represents beneficial ownership of less than one percent (1%) of our outstanding common stock.

(1)
Shares shown in the table above include shares held in the beneficial owner's name or jointly with others, or in the name of a bank, nominee or trustee for the beneficial owner's account.

(2)
Includes (i) 7,893,955 shares of our common stock owned by TCV VI, L.P., a Delaware limited partnership, or "TCV VI," and (ii) 62,292 shares of our common stock owned by TCV Member Fund, L.P., a Cayman limited partnership, or "TCV Member Fund." Technology Crossover Management VI, L.L.C., or "Management VI," as the sole general partner of TCV VI and a general partner of TCV Member Fund, may be deemed to have the sole voting and dispositive power over the shares held by TCV VI and certain of the shares held by TCV Member Fund. Jay C. Hoag, Richard H. Kimball, John L. Drew, Jon Q. Reynolds Jr. and Robert W. Trudeau, the "TCM VI Members," are Class A Members of Management VI and limited partners of TCV Member Fund, L.P. and may be deemed to share voting and dispositive power over the shares held by TCV VI and certain of the shares held by TCV Member Fund. Management VI, Mr. Trudeau, and each of the TCM VI Members disclaim beneficial ownership of the shares held by TCV VI and TCV Member Fund except to the extent of their respective pecuniary interest therein. The address for Mr. Trudeau is c/o Technology Crossover Ventures, 280 Park Avenue, New York, New York, 10017.

(3)
Credit Agricole CIB's address is 9 quai Paul Doumer, 92920 Paris La Defense Cedex France.

(4)
LabMorgan Corporation's address is c/o JPMorgan Chase Bank, N.A., Private Equity Fund Services, 1 Chase Manhattan Plaza, 17th Floor, New York, NY 10005-1401.

(5)
Includes options for 1,140,432 shares of our common stock that are exercisable within 60 days of March 22, 2012.

(6)
Includes options for 387,436 shares of our common stock that are exercisable within 60 days of March 22, 2012.

(7)
Includes options for 82,500 shares of our common stock that are exercisable within 60 days of March 22, 2012.

(8)
Includes options for 70,050 shares of our common stock that are exercisable within 60 days of March 22, 2012 and 130,000 shares of our common stock held in the name of GSP FX, LLC, or "GSP FX," a Nevis limited liability company, which is beneficially owned by Mr. Putnam and his immediate family and managed by Mr. Putnam in his capacity as the President of the manager of GSP FX. Mr. Putnam may be deemed to be the beneficial owner of shares beneficially owned by GSP FX. Mr. Putnam disclaims such beneficial ownership except to the extent of his pecuniary interest therein.

(9)
Includes (i) 7,893,955 shares of our common stock owned by TCV VI and (ii) 62,292 shares of our common stock owned by TCV Member Fund. Mr. Rosenberg is an assignee of Management VI and a partner of TCV Member Fund, but does not share voting or dispositive power over the shares held by TCV VI or TCV Member Fund. Mr. Rosenberg disclaims beneficial ownership of the shares held by TCV VI and TCV Member Fund except to the extent of his pecuniary interest therein. The address for Mr. Rosenberg is c/o Technology Crossover Ventures, 528 Ramona Street, Palo Alto, California 94301.

Securities Authorized for Issuance Under Equity Compensation Plans.

              The following table provides information as of December 31, 2011 with respect to shares of common stock that may be issued under our existing equity compensation plans.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation plans approved by security holders	—	$—	—

Equity Compensation plans not approved by security holders (FX Alliance Inc. 2006 Stock Option Plan)	4,524,827	$11.88	983,279

              Upon consummation of our initial public offering on February 14, 2012, we had two active equity compensation plans—The FX Alliance Inc. 2006 Stock Option Plan and the FX Alliance Inc. 2012 Incentive Compensation Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

              Our board of directors adopted a Related Party Transactions Policy, which sets forth the manner in which we shall consider, evaluate and where appropriate conduct transactions with related parties. Additionally, the Audit Committee charter requires the Audit Committee to review all relationships and transactions in which the Company and its employees, directors and officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. Based on all the relevant facts and circumstances, the Audit Committee will decide whether the related party transaction is appropriate and will approve only those transactions that are in the best interests of the Company.

Related Party Client Relationships

              We receive transaction fees and user, settlement and license fees as a result of FX activity of our stockholders on our trading platform. The fees and services that we offer to affiliated clients are substantially the same as those offered to our similar non-affiliated clients. Revenues from the following entities, who are also beneficial holders of 5% or more of our outstanding common stock as of December 31, 2011, and/or their affiliates, totaled $52.7 million, $44.5 million and $32.3 million for the years ended December 31, 2011, 2010 and 2009, respectively: Banc of America Strategic Investments Corporation, BNP Paribas, Citigroup Technology Inc., Credit Agricole CIB, Credit Suisse First Boston Next Fund Inc., Goldman Sachs Group, Inc., HSBC USA Inc., LabMorgan Corporation, Morgan Stanley Fixed Income Ventures Inc., and The Royal Bank of Scotland plc.

              We may have transactions in the ordinary course of our business with unaffiliated companies with which certain of our board members, executive officers or members of their immediate family members are affiliated. We do not believe the fees we pay to such companies to be material to our business. Messrs. Trudeau and Rosenberg are general partners of TCV (a shareholder, not a client); Ms. Christie is employed by Pareto Investment Management Limited (not a shareholder; a client), which is owned by The Bank of New York Mellon Corporation (both a shareholder and a client).

Investors' Rights Agreement

              We are party to an Investors' Rights Agreement, dated as of August 1, 2006, or the "Investors' Rights Agreement," with the holders of our Series A Preferred Stock and common stock. The Investors' Rights Agreement provides for, among other things, certain registration rights, which were triggered in connection with our initial public offering. The selling stockholders included in our initial public offering were included pursuant to our obligations under the Investors' Rights Agreement. Additionally, subject to certain restrictions, at any time and from time to time six months after the completion of our initial public offering, the holders of a majority of our common stock, will have the option to require us to file up to two (for a possible total of four) registration statements covering such registrable securities with an anticipated aggregate offering price of at least $40.0 million. The Investors' Rights Agreement also provides for a right of first offer covenant under which each time we propose to offer any shares of, or securities convertible into, exchangeable or exercisable for any shares of our capital stock, we must first make an offering of such shares to the existing holders of our preferred stock.

              The Investors' Rights Agreement also provides for a 180 day lock-up of the holders of the Series A Preferred Stock and common units, which began on February 8, 2012, during which such holders cannot, without obtaining prior written consent from Merrill Lynch, Pierce, Fenner & Smith Incorporated and Goldman, Sachs & Co., transfer or dispose of any shares of common stock or any securities convertible into, exercisable or exchangeable for common stock held immediately prior to the effectiveness of the Registration Statement on Form S-1 for our initial public offering. All of our outstanding preferred stock was converted into shares of common stock on a one-for-one basis immediately prior to the completion of our initial public offering.

Equity Holders' Agreement

              On September 29, 2006, we entered into an Equity Holders' Agreement with the holders of our common and preferred stock. The Equity Holders' Agreement, among other things, set the size of our board of directors at seven members, provided the procedures through which directors, including one independent director, could be elected and removed, and enumerated certain co-sale rights for the holders of our securities.

              The Equity Holders' Agreement provided that for so long as an independent director had been elected and is then serving on the board of directors and in the event our board of directors, together with at least a majority of the holders of our common stock and Series A preferred stock then outstanding approved a sale, transfer or other disposition of all of our voting capital stock, then the stockholders of the Company party to the Equity Holders' Agreement would vote in favor of such transaction and in opposition to any and all other proposals.

              The Equity Holders' Agreement enumerated co-sale rights for the holders of our securities. Where one or more holders of our equity securities proposed to sell a number of shares which exceeded 13.5% of the total number of shares of our common stock, and we declined to purchase such shares, pursuant to our right of first offer in our By-laws, then each holder of our Series A Preferred Stock or common stock could, upon twenty days written notice to the selling holder(s), participate in such sale of securities on the same terms and conditions as the selling holder(s). If a holder of our Series A Preferred Stock or common stock followed the proper procedures, its participation would decrease the number of shares that the selling holder(s) could sell. These co-sale rights did not apply in certain circumstances, including, but not limited to, any sale of equity securities to the public pursuant to a registration statement filed with the SEC under the Securities Act.

              All of our outstanding preferred stock was converted into shares of common stock on a one-for-one basis immediately prior to the completion of our initial public offering. All of the rights and obligations of the parties to this Equity Holders' Agreement terminated upon the consummation of our initial public offering.

Stockholder's Agreement

              We entered into a Stockholder's Agreement, dated August 22, 2008, with one of our directors, Gerald D. Putnam, Jr. Such Stockholder's Agreement provided, among other things, that Mr. Putnam would vote in favor of any transaction involving a sale, transfer or disposition of all of our voting capital stock, approved by our board of directors together with the holders of at least a majority of our Series A preferred and common stock then-outstanding (voting together as a single class and on an as-converted basis). Where Mr. Putnam did not vote in accordance with his obligations under these bring along provisions, he agreed to grant to another stockholder designated by our board of directors a proxy coupled with an interest in all shares he owned. Additionally, this Stockholder's Agreement contained certain transfer restrictions with respect to the common stock owned by Mr. Putnam. All of the rights and obligations of the parties to this Stockholder's Agreement terminated upon the consummation of our initial public offering.

Management Rights Agreement

              We entered into the Management Rights Agreement, dated as of September 29, 2006, with TCV VI, which provided the following contractual management rights to TCV VI:

  •
  TCV VI was entitled to consult with and advise management on significant business issues;

  •
  on at least two days prior written notice, TCV VI was permitted to, at reasonable times and intervals, request information on the general status of our financial conditions and operations and examine the our books and records and facilities; and

  •
  a representative of TCV VI was permitted to attend all meetings of our Board as a non-voting observer.

              The Management Rights Agreement was terminated on the consummation of our initial public offering.

LTI Stock Purchase Agreement

              On December 31, 2009, FX Alliance, LLC entered into a Stock Purchase Agreement, acquiring all of the outstanding capital stock of LTI from Citigroup Financial Products Inc., an entity affiliated with one of our current stockholders. The aggregate consideration for the LTI Acquisition was $7.4 million in cash which included a contingent return, or claw-back provision estimated at $2.3 million.

Board Compensation

              Upon completion of our initial public offering, directors who are our employees or employees of our subsidiaries will not receive any compensation for their service as members of either our board of directors or board committees. All non-employee members of our board of directors will be compensated as set forth under "Item 10. Directors, Executive Officers and Corporate Governance—Director Compensation."

Indemnification Agreements

              We entered into indemnification agreements with each of our current directors and executive officers. These agreements will require us to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. We also intend to enter into indemnification agreements with our future directors and executive officers.

Policies and Procedures With Respect to Related Party Transactions

              Upon the closing of our initial public offering, we adopted policies and procedures whereby our audit committee will be responsible for reviewing and approving related party transactions. In addition, our Code of Ethics will require that all of our employees and directors inform the chairman of the audit committee of any material transaction or relationship that comes to their attention that could reasonably be expected to create a conflict of interest. Further, at least annually, each director and executive officer will complete a detailed questionnaire that asks questions about any business relationship that may give rise to a conflict of interest and all transactions in which we are involved and in which the executive officer, a director or a related person has a direct or indirect material interest.

Director Independence

              Upon completion of our initial public offering, our board of directors consisted of four members, Messrs. Weisberg, Putnam, Rosenberg and Trudeau. On March 13, 2012, the board appointed Ms. Casey, Ms. Christie, Mr. Fox and Mr. Tomozawa as additional members of our board of directors. Our board of directors has affirmatively determined that each of Ms. Casey, Ms. Christie, Mr. Fox, Mr. Putnam, Mr. Rosenberg, Mr. Tomozawa and Mr. Trudeau meets the definition of "independent director" under applicable SEC and the New York Stock Exchange rules.

Item 14.    Principal Accountant Fees and Services

              The following table shows the fees billed to us for audit and other services provided by our auditors, PricewaterhouseCoopers LLP, during each of the years ended December 31, 2011 and 2010.

	Aggregate Fees
Category	2011	2010
Audit and audit related fees	$949,810	$232,113
Tax fees	$302,626	$235,398

              Audit and audit related fees include the aggregate fees billed for professional services rendered for the audit of the consolidated financial statements of the Company for the years ended December 31, 2011 and 2010. Included in audit and audit related fees in 2011 are fees for services related to the Company's initial public offering which was consummated in February 2012.

              Tax Fees include the aggregate fees billed for tax compliance, tax advice and tax planning services during the years ended December 31, 2011 and 2010.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

    (a)
    Documents filed as part of this report:

    (1)
    Consolidated Financial Statements. A listing of the financial statements, notes and reports of independent public accountants required by Item 8 begins on page F-1 of this Annual Report on Form 10-K.

    (2)
    Financial Statement Schedules. All financial statement schedules have been omitted because the required information is either included in the financial statements or the notes thereto or is not applicable.

    (3)
    Exhibits. The exhibits listed on the accompanying Exhibit Index beginning on page E-1 of this Annual Report on Form 10-K are filed or incorporated by reference herein.

FX ALLIANCE INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of FX Alliance Inc.:

              In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of FX Alliance Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York

March 29, 2012

FX ALLIANCE INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$127,722	$96,682
Investments available-for-sale	7,077	6,937
Accounts receivable net, including $6,087 and $5,944 from related parties as of December 31, 2011 and 2010, respectively	13,122	11,075
Income taxes receivable	7,748	3,516
Deferred income taxes	5,390	5,650
Prepaid expenses and other current assets	2,284	1,290

Total current assets	163,343	125,150
Software development costs (net of accumulated amortization of $40,886 and $35,781 as of December 31, 2011 and 2010, respectively)	19,746	16,736
Property and equipment (net of accumulated depreciation of $21,614 and $18,416 as of December 31, 2011 and 2010, respectively)	11,379	9,637
Deferred income taxes, net of current portion	11,298	17,008
Intangible assets, net	2,016	2,448
Goodwill	2,999	2,999
Other assets	1,730	4,152

Total assets	$212,511	$178,130

Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$5,985	$4,641
Accrued compensation	13,575	12,663
Income taxes payable	924	462
Deferred revenues	287	324

Total current liabilities	20,771	18,090
Long term liabilities
Deferred rent	3,011	2,794
Commitments and Contingencies (Note 8)
Redeemable Convertible Series A Preferred stock, $0.0001 par value, 7,240,738 shares authorized, issued and outstanding as of December 31, 2011 and December 31, 2010	109,276	100,096
Stockholders' Equity
Common stock, $0.0001 par value, Authorized—35,000,000 shares as of December 31, 2011 and December 31, 2010; Issued and outstanding—21,053,899 shares and 21,043,899 shares as of December 31, 2011 and 2010, respectively	2	2
Additional paid-in capital	17,144	11,621
Accumulated other comprehensive income, net of tax	33	139
Retained earnings	62,274	45,388

Total stockholders' equity	79,453	57,150

Total liabilities, redeemable convertible preferred stock and stockholders' equity	$212,511	$178,130

See accompanying notes to the consolidated financial statements.

FX ALLIANCE INC.

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except share and per share data)

	Years Ended December 31,
	2011	2010	2009
Revenues
Transaction fees, including related party transaction fees of $49,070, $40,852 and $28,673 for the years ended December 31, 2011, 2010 and 2009, respectively	$90,309	$72,572	$48,682
User, settlement, and license fees, including related party fees of $11,107, $10,331 and $8,477 for the years ended December 31, 2011, 2010 and 2009, respectively	27,877	26,336	23,835
Interest and other income, net	79	157	405

Total revenues	118,265	99,065	72,922

Operating Expenses
Salaries and benefits	48,213	38,869	27,711
Technology	6,969	7,068	4,820
General and administrative	6,526	6,107	4,319
Marketing	1,161	1,063	1,018
Professional fees	2,930	1,565	1,387
Depreciation and amortization	10,027	8,749	7,599

Total operating expenses	75,826	63,421	46,854

Income before income taxes	42,439	35,644	26,068
Provision for income taxes	16,373	14,486	11,125

Net income	$26,066	$21,158	$14,943
Accretion and allocated earnings of preferred stock	13,502	10,506	8,571

Net income allocated to common stockholders	$12,564	$10,652	$6,372

Earnings per common share:
Basic	$0.60	$0.50	$0.30
Diluted	$0.58	$0.50	$0.30
Weighted-average common shares outstanding:
Basic	21,048,776	21,133,143	21,136,703
Diluted	21,645,360	21,383,487	21,244,983
Comprehensive income
Net income	$26,066	$21,158	$14,943
Unrealized (losses) gains on marketable securities, net of tax	(106)	112	558

Comprehensive income	$25,960	$21,270	$15,501

See accompanying notes to the consolidated financial statements.

FX ALLIANCE INC.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows provided by operating activities:
Net Income	$26,066	$21,158	$14,943
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,027	8,749	7,599
Stock-based compensation	5,406	2,471	2,443
Bad debt expense	78	—	—
Deferred taxes	1,090	5,569	(1,344)
Deferred rent	267	2,794	—
Changes in operating assets and liabilities:
Increase in accounts receivable, including amounts from related parties of ($143), ($1,745) and ($775) for the years ended December 31, 2011, 2010 and 2009, respectively	(2,125)	(2,198)	(1,015)
(Increase)/decrease in income taxes receivable	627	(3,460)	786
Increase in prepaid and other assets	(913)	(1,167)	(164)
Increase/(decrease) in accounts payable and accrued expenses	1,296	1,729	(467)
Increase in accrued compensation	912	1,766	853
Increase/(decrease) in income tax payable	462	(1,409)	1,267
Increase/(decrease) in deferred revenues	(38)	6	26

Net cash provided by operating activities	43,155	36,008	24,927

Cash flows used in investing activities
Purchases of property and equipment	(4,940)	(9,154)	(1,539)
Purchase of software development costs	(9,408)	(7,445)	(4,915)
Purchase of investments available-for-sale	(226)	(239)	(259)
Acquisition, net of cash acquired	2,342	—	(6,843)

Net cash used in investing activities	(12,232)	(16,838)	(13,556)

Cash flows provided by (used in) financing activities
Proceeds from exercise of stock options	117	—	—
Redemption of outstanding shares	—	(1,230)	—

Net cash provided by (used in) financing activities	117	(1,230)	—

Net increase in cash and cash equivalents	31,040	17,940	11,371
Cash and cash equivalents
Beginning of the year	96,682	78,742	67,371

End of the year	$127,722	$96,682	$78,742

Supplemental disclosures of cash flow information:
Income taxes paid, net	$14,182	$13,770	$10,410

See accompanying notes to the consolidated financial statements.

FX ALLIANCE INC.

Consolidated Statements of Stockholders' Equity

(in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Total
Balance at December 31, 2008	$2	$7,936	$(531)	$22,532	$29,939
Employee stock compensation	—	2,443	—	—	2,443
Other comprehensive income, net of tax	—	—	558	—	558
Accretion of redeemable convertible preferred stock	—	—	—	(6,388)	(6,388)
Net income	—	—	—	14,943	14,943

Balance at December 31, 2009	2	10,379	27	31,087	41,495
Employee stock compensation	—	2,471	—	—	2,471
Redemption of outstanding shares	—	(1,229)	—	—	(1,229)
Other comprehensive income, net of tax	—	—	112	—	112
Accretion of redeemable convertible preferred stock	—	—	—	(6,857)	(6,857)
Net income	—	—	—	21,158	21,158

Balance at December 31, 2010	2	11,621	139	45,388	57,150
Employee stock compensation	—	5,406	—	—	5,406
Other comprehensive loss, net of tax	—	—	(106)	—	(106)
Accretion of redeemable convertible preferred stock	—	—	—	(9,180)	(9,180)
Exercise of stock options	—	117	—	—	117
Net income	—	—	—	26,066	26,066

Balance at December 31, 2011	$2	$17,144	$33	$62,274	$79,453

See accompanying notes to the consolidated financial statements.

FX Alliance Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 1. Organization and Business

              The consolidated financial statements include FX Alliance Inc. and its subsidiaries (collectively, "FXall" or the "Company"). The Company through its subsidiaries provides institutional clients with automated trading and workflow solutions for foreign exchange ("FX") and treasury products. FXall's services for corporations, asset managers, hedge funds, banks and broker-dealers facilitate trade execution, order management, post-trade processing and reporting for FX and money markets. FXall is integrated to 84 FX dealers, delivering liquidity for FX spot, swaps and forwards in more than 400 currency pairs.

              The Company's principal operating subsidiaries include: FX Alliance, LLC, FX Alliance Ltd. and FX Alliance International, LLC.

              FX Alliance Inc. was incorporated in the State of Delaware on September 22, 2006. The Company is a holding company that wholly-owns FX Alliance, LLC, which was established in 2000.

              The Company's main operations are located in New York, and the Company maintains marketing and support offices in Boston, Washington DC, London, Zurich, Tokyo, Singapore, Hong Kong, Mumbai and Sydney.

Note 2. Basis of Presentation, Summary of Significant Accounting Policies and Procedures

Basis of Presentation

              The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

Initial Public Offering

              In February 2012, the Company completed its initial public offering. As a result of the initial public offering, all shares of the Company's redeemable convertible preferred stock converted into 7,240,738 shares of common stock. The initial public offering is discussed further in Note 15.

              The following is a summary of significant accounting policies used in the preparation of the accompanying consolidated financial statements.

Principles of Consolidation

              The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Use of Estimates

              The preparation of the consolidated financial statements requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on management's best estimate and judgment. Management evaluates its estimates and assumptions on an on-going basis using historical experience and other factors, which management believes to be reasonable under the circumstances. The Company adjusts such estimates

FX Alliance Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

Note 2. Basis of Presentation, Summary of Significant Accounting Policies and Procedures (Continued)

and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates will be reflected in the financial statements in future periods.

Foreign Currency Translation

              All amounts included in the Company's consolidated financial statements are measured in U.S. dollars. The functional currency of the Company's foreign subsidiaries is U.S. dollars. Assets and liabilities denominated in foreign currencies are translated using exchange rates at the end of the period and revenues and expenses are translated at average monthly rates. Gains and losses on foreign currency transactions are included in interest and other income in the Consolidated Statements of Operations and Comprehensive Income.

Cash and Cash Equivalents

              The Company defines cash equivalents as instruments with original maturities of three months or less (or, in the case of mutual funds, weighted-average maturities). Included in cash and cash equivalents are investments in money market funds. The cash held in money market funds amounted to $103,797 and $94,587 as of December 31, 2011 and 2010, respectively. Cash and cash equivalents were held on deposit with customers of the Company.

Investments Available-for-Sale

              The Company, accounts for marketable securities in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 320, Investments—Debt and Equity Securities. Investments designated as available-for-sale are recorded at fair value with unrealized gains or losses (net of taxes) reported as a separate component of other comprehensive income. Realized gains and losses and dividend income are recorded within the Consolidated Statements of Operations and Comprehensive Income under interest and other income. As of December 31, 2011 none of the Company's investments available for sale were in a historical unrealized loss position.

Fair Market Value of Financial Instruments

              In accordance with FASB ASC 820, Fair Value Measurements and Disclosures ("ASC 820"), the Company estimates fair values of financial instruments using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment in interpreting market data and accordingly, changes in assumptions or in market conditions could adversely affect the estimates. The Company also discloses the fair value of its financial instruments in accordance with the fair value hierarchy as set forth by ASC 820. The carrying amount of the Company's cash and cash equivalents approximates fair market value because of the short-term nature of those instruments.

              The Company's financial instruments (which are generally amounts invested in a short-term investment-grade bond mutual fund) are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. The Company has no instruments that are classified within level 2 or 3 of the fair value hierarchy.

FX Alliance Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

Note 2. Basis of Presentation, Summary of Significant Accounting Policies and Procedures (Continued)

Accounts Receivable and Allowance for Doubtful Accounts

              Accounts receivable represents amounts due from brokers, dealers, banks and other financial and nonfinancial institutions for the execution of foreign exchange transactions. All accounts receivable are stated at net realizable value which represents cost, net of an allowance for doubtful accounts. The allowance for doubtful accounts is based upon the historical collection experience and specific collection issues that have been identified. Changes to the allowance for doubtful accounts are charged to bad debt expense, which is included in general and administrative expense in the Consolidated Statements of Operations and Comprehensive Income. The allowance for doubtful accounts was $771 and $507 as of December 31, 2011 and 2010, respectively.

Software Development Costs

              The Company capitalizes certain costs associated with the development of internal use software in accordance with FASB ASC 350-40, Internal Use Software. Costs are capitalized at the point at which the conceptual formulation, design and testing of possible software project alternatives have been completed. The Company capitalizes employee compensation, related benefits and consultant's costs that are engaged in software development that is used for internal use. Items such as research and development costs incurred during the preliminary software project stage, data conversion costs, maintenance costs, and general and administrative costs are expensed as incurred. Once the product is ready for its intended use, such costs are amortized on a straight-line basis over the software's estimated useful life.

Property and Equipment

              Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated when the asset is placed in service using the straight-line method over the estimated useful lives of the assets as listed below. Maintenance and repair costs are expensed as incurred.

Estimated Useful Life
Furniture and fixtures	10 years
Leasehold Improvements	Shorter of useful life or term of lease
Computer equipment and related software	3 – 5 years
Other equipment	5 years

Business Combinations, Goodwill and Intangible Assets

              Business acquisitions are accounted for under the purchase method of accounting. The total cost of an acquisition is allocated to the net assets acquired based on their respective estimated fair values. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. In accordance with FASB ASC 350, Intangibles—Goodwill and Other, goodwill is not amortized, but instead is periodically tested for impairment. The Company reviews goodwill for impairment on an annual basis during the fourth quarter of each year or whenever an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount. Impairment tests are based on the Company's single operating segment and reporting unit structure. There has been no goodwill impairment in any of the years presented.

FX Alliance Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

Note 2. Basis of Presentation, Summary of Significant Accounting Policies and Procedures (Continued)

              Intangible assets with definite lives, including a non-compete agreement, purchased technology, customer relationships and customer contracts, are amortized on a straight-line basis over their estimated useful lives, ranging from two to fifteen years. The Company has no indefinite lived intangible assets. Intangible assets are assessed for impairment when events or circumstances indicate the existence of a possible impairment.

Deferred Rent

              The Company occupies its offices under various leases, which are accounted for as operating leases in accordance with FASB ASC 840, Leases ("ASC 840"). The leases include scheduled base rent increases over the term of the leases. The Company recognizes rent expense from operating leases with periods of free and scheduled rent increases on a straight-line basis over the applicable lease term. The Company considers lease renewals when such renewals are reasonably assured. From time to time, the Company may receive construction allowances from its lessors. In accordance with ASC 840, these amounts are recorded as deferred liabilities and amortized over the remaining lease term as an adjustment to rent expense.

Revenue Recognition

              The majority of the Company's revenues are derived from transaction fees, which are generally calculated based on the notional value of trades executed on the Company's platform. The Company also generates revenues through user, settlement, and license fees. The Company recognizes revenues in accordance with FASB ASC 605, Revenue Recognition, which requires that: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured. Revenues including revenues from related parties are recognized as earned and are generally billed in arrears.

Deferred Revenues

              Amounts received prior to the delivery of contracted services are recognized as a liability and revenue recognition is deferred until such time those services have been performed.

Earnings Per Share

              The holders of the Company's redeemable convertible preferred stock are entitled to participate with common stockholders in the distribution of earnings through dividends. Therefore, the Company applies the two-class method in calculating earnings per common share. The two-class method requires net income, after deduction of any preferred stock dividends and accretions in the carrying value of preferred stock, to be allocated between the common and preferred stockholders based on their respective rights to receive dividends, whether or not declared. Basic earnings per common share is then calculated by dividing net income allocated to common stockholders, after the reduction for earnings allocated to preferred stock, by the weighted-average common shares issued and outstanding.

              Diluted earnings per common share is calculated by dividing net income allocated to common stockholders by the weighted-average number of common shares issued and outstanding for each

FX Alliance Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

Note 2. Basis of Presentation, Summary of Significant Accounting Policies and Procedures (Continued)

period plus amounts representing the dilutive effect of outstanding stock options and restricted stock, and the dilution resulting from the conversion of redeemable convertible preferred stock, if applicable. The Company calculates dilutive potential common shares using the treasury stock method, the if-converted method and the two-class method, as applicable.

Stock-Based Compensation

              The Company's stock-based compensation plans are discussed in Note 10 to the consolidated financial statements. The Company accounts for stock-based compensation in accordance with FASB ASC 718, Stock Compensation ("ASC 718"). In accordance with ASC 718, the cost of employee services received in exchange for an award of equity instruments is measured based on the grant date fair value of the award. Stock-based awards that do not require future service (i.e., vested awards) are expensed immediately. Stock-based employee awards that require future service are amortized over the relevant service period, net of expected forfeitures. The fair value of each employee stock option award is estimated on the grant date using the Black-Scholes option pricing model. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company recognizes the expense over the requisite service periods on a graded vesting basis based on a single expected term for all grants.

Income Taxes

              In accordance with FASB ASC 740, Income Taxes ("ASC 740"), income taxes are accounted for using the asset and liability method. Deferred income taxes reflect the net tax effect of temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized against deferred tax assets if it is more likely than not that such assets will not be realized in future years. The Company recognizes interest and penalties in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.

              The Company adopted accounting principles on accounting for uncertain tax positions in accordance with ASC 740. The adoption of this principle resulted in no cumulative effect of a change in accounting principle being recorded in the Company's consolidated financial statements since the Company determined that no material tax uncertainties exist.

Recent Accounting Pronouncements

              In September 2011, the FASB issued Accounting Standards Update No. 2011-08 "Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment" ("ASU 2011-08"), which provides, subject to certain conditions, the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company early adopted ASU 2011-08 for its annual goodwill impairment analysis that was performed as of November 30, 2011. The adoption of ASU 2011-08 did not have a material impact on the Company's consolidated financial position, annual results of operations or cash flows.

FX Alliance Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

Note 2. Basis of Presentation, Summary of Significant Accounting Policies and Procedures (Continued)

              In June 2011, the FASB issued Accounting Standards Update No. 2011-05, "Presentation of Comprehensive Income" ("ASU 2011-05"). This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. In accordance with this standard an entity can elect to present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements. The Company early adopted ASU 2011-05 in June 2011 and has retrospectively presented its financial statements for all periods presented in accordance with this standard.

Note 3. Acquisition

              On December 31, 2009, the Company acquired all of the outstanding capital stock of Lava Trading, Inc. ("LTI"), a New York City-based provider of systems for foreign exchange trading and order management, from Citigroup Financial Products Inc. The acquisition of LTI expanded the Company's customer base, broadened its product capabilities and added experienced technical, sales and services staff with expertise in institutional FX trading systems.

              The aggregate consideration for the Lava acquisition was $7.4 million in cash. The transaction also included a contingent return, or claw-back provision, that was estimated at $2.3 million at the time of closing and was based on the revenues earned from LTI customers on our platform post-closing. The estimated claw-back was included in other assets in the Consolidated Balance Sheets as of December 31, 2010. The seller paid the claw-back amount of $2.3 million to the Company in June 2011. Because the actual claw-back equaled the amount estimated at the time of the acquisition, this payment did not result in a gain or loss.

              The allocation of the purchase price to the fair value of assets acquired and liabilities assumed at the date of acquisition was as follows:

Cash	$565
Accounts receivable	1,342
Claw-back provision	2,342
Amortizable intangibles	2,880
Goodwill	2,999
Accrued compensation	(1,498)
Deferred tax liability	(1,221)

Total purchase price	$7,409

FX Alliance Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

Note 4. Property and Equipment

              Property and equipment consist of the following as of December 31, 2011 and 2010:

	December 31,
	2011	2010
Furniture and fixtures	$808	$791
Leasehold improvements	3,975	3,880
Computer equipment and related software	27,455	22,656
Other equipment	755	726

	32,993	28,053
Less: Accumulated depreciation	(21,614)	(18,416)

Property and equipment, net	$11,379	$9,637

              The Company recorded depreciation expense of $3,198, $2,780 and $2,251 for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 5. Software Development Costs

              Software development costs represent the costs associated with the ongoing external and internal development costs incurred to develop and enhance the Company's technology platform. Software development costs consist of the following as of December 31, 2011 and 2010:

	December 31,
	2011	2010
Software development costs	$60,632	$52,517
Less: Accumulated amortization	(40,886)	(35,781)

Software development costs—net	$19,746	$16,736

              Software development costs are amortized on a straight-line basis over 5 years. The Company recorded amortization expense of $6,397, $5,537 and $5,347 for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 6. Goodwill and Intangible Assets

              Goodwill and intangible assets relate to the allocation of purchase price associated with the Company's acquisition of LTI on December 31, 2009.

FX Alliance Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

Note 6. Goodwill and Intangible Assets (Continued)

              The changes in the carrying amount of goodwill for the three-years ended December 31, 2011 are as follows:

Goodwill balance at January 1, 2009	$—
Goodwill from LTI acquisition	2,999

Goodwill balance at December 31, 2009	2,999
Goodwill activity 2010	—

Goodwill balance at December 31, 2010	2,999
Goodwill activity 2011	—

Goodwill balance at December 31, 2011	$2,999

              The weighted-average useful life, gross carrying value, accumulated amortization, and net carrying value of intangible assets as of December 31, 2011, and 2010 are as follows:

		December 31, 2011
	Weighted- Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15 years	$1,520	$(203)	$1,317
Technology	5 years	751	(300)	451
Customer contracts	4 years	383	(210)	173
Non-compete agreement	3 years	226	(151)	75

		$2,880	$(864)	$2,016

		December 31, 2010
	Weighted- Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15 years	$1,520	$(102)	$1,418
Technology	5 years	751	(150)	601
Customer contracts	4 years	383	(105)	278
Non-compete agreement	3 years	226	(75)	151

		$2,880	$(432)	$2,448

              The company recorded amortization expense of $432 for the years ended December 31, 2011 and 2010. There was no amortization expense recorded in 2009.

FX Alliance Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

Note 6. Goodwill and Intangible Assets (Continued)

              The estimated future amortization expense of intangible assets as of December 31, 2011 is as follows:

2012	$394
2013	318
2014	290
2015	101
2016	101
Beyond	812

$2,016

Note 7. Earnings Per Share

              The Company's preferred stockholders are entitled to participate with common stockholders in the distributions of earnings through dividends. The Company calculated earnings per common share using the two-class method. Refer to Note 2—Summary of Significant Accounting Policies for a discussion of the calculation of earnings (loss) per common share.

              The following table sets forth the computation of the basic and diluted earnings per common share:

	Years ended December 31,
	2011	2010	2009
Basic earnings per common share
Net income	$26,066	$21,158	$14,943
Accretion of redeemable convertible preferred stock	(9,180)	(6,857)	(6,388)
Allocated earnings to preferred stock	(4,322)	(3,649)	(2,183)

Net income allocated to common stockholders	12,564	10,652	6,372
Basic weighted-average common shares outstanding	21,048,776	21,133,143	21,136,703

Basic earnings per common share	$0.60	$0.50	$0.30

Diluted earnings per common share
Net income allocated to common stockholders	$12,564	$10,652	$6,372
Basic weighted-average common shares outstanding	21,048,776	21,133,143	21,136,703
Effect of dilutive potential common shares:
Series A Preferred Stock	—	—	—
Stock options and restricted stock	596,584	250,344	108,280

Diluted weighted-average shares outstanding	21,645,360	21,383,487	21,244,983

Diluted earnings per share	$0.58	$0.50	$0.30

              For the years ended December 31, 2011, 2010 and 2009, the Company excluded the redeemable convertible preferred stock and certain stock options outstanding, which could potentially dilute basic EPS in the future, from the computation of diluted EPS, as their effect was anti-dilutive.

FX Alliance Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

Note 7. Earnings Per Share (Continued)

              The following table shows the weighted-average number of anti-dilutive shares excluded from the diluted EPS calculation for the years ended December 31, 2011, 2010 and 2009:

	Years ended December 31,
	2011	2010	2009
Options to purchase common stock	1,602,604	1,193,284	711,664
Conversion of convertible preferred stock	7,240,738	7,240,738	7,240,738

Total options and conversion of convertible preferred stock	8,843,342	8,434,022	7,952,402

Note 8. Commitments and Contingencies

Operating Leases

              The Company leases its operating facilities and offices under various lease agreements expiring through May 2021.

              As of December 31, 2011, the future minimum lease payments of the operating leases are as follows:

2012	$2,282
2013	1,890
2014	1,469
2015	1,415
2016	1,470
Beyond	6,665

$15,191

              Rent expense under operating leases for the years ended December 31, 2011, 2010 and 2009 was $2,118 and $2,379 and $1,639, respectively.

Purchase Commitments

              As of December 31, 2011, the Company has commitments under non-cancellable service contracts with certain vendors primarily related to maintenance, hosting and bandwidth services. The terms of the agreements run through July 2014, with minimum annual purchase commitments of $2,580 in 2012, $1,562 in 2013 and $460 in 2014.

Legal Matters

              The Company is involved in certain litigation in the ordinary course of business and believes that the various asserted claims and litigation would not materially affect its financial position, operating results or cash flows.

FX Alliance Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

Note 9. Related Party Transactions

              For the years ended December 31, 2011, 2010 and 2009, revenues of $60,177, $51,183 and $37,150 respectively, were earned from customers who are stockholders of the Company. As of December 31, 2011 and 2010, $6,087 and $5,944, respectively, of accounts receivable were from customers who are stockholders of the Company.

              As a result of FX activity by the related parties, the Company receives transaction fees and user, settlement and license fees. The fees and services that the Company offers to related parties are substantially the same as those offered to similar non-affiliated customers.

Note 10. Stock-based compensation

Stock Options

              In 2006, the Company adopted the FX Alliance Inc. 2006 Stock Option Plan (the "2006 Plan"). The 2006 Plan provides for the granting of non-qualified options on shares of the Company's common stock with an exercise price determined by the Board, provided that such exercise price shall not be less than the fair market value of a share of common stock on the grant date. Awards generally vest in four equal annual installments from the grant date and have a ten year term. The number of shares authorized for issuance under the 2006 Plan is 5,518,106 of which 983,279 is available for future grants as of December 31, 2011.

              In February 2012, the Company adopted the 2012 Incentive Compensation Plan (the "2012 Plan"). The 2012 Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. The number of shares authorized for issuance under the 2012 Plan is 5,000,000.

FX Alliance Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

Note 10. Stock-based compensation (Continued)

              The following table presents stock option activity during the years ended December 31, 2011, 2010 and 2009:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	3,073,544	$11.21
Granted	450,000	11.71
Cancelled and forfeited	(172,390)	11.63
Exercised	—

Outstanding at December 31, 2009	3,351,154	11.25
Granted	1,533,500	13.06
Cancelled and forfeited	(314,702)	11.39
Exercised	—

Outstanding at December 31, 2010	4,569,952	$11.85

Granted	370,000	13.77
Cancelled and forfeited	(405,125)	13.24
Exercised	(10,000)	11.68

Outstanding at December 31, 2011	4,524,827	$11.88	6.5 years	$15,454

Exercisable at December 31, 2011	3,103,352	$11.40	5.5 years	$12,106

              The exercise price of each option granted is equal to or higher than the estimated fair value of the Company's underlying common stock, as determined by management with input from an independent third-party valuation firm. Generally, options have provided for vesting over a four year period and expire ten years from the date of the grant. The fair value of each option award is estimated on the grant date using the Black-Scholes options-pricing model. The determination of the fair value on the grant date using an options-pricing model is affected by the estimated fair value of the common stock as well as assumptions regarding a number of highly complex and subjective variables, including the expected term of the awards, the risk-free interest rate, the expected stock price volatility over the term of the awards and expected dividends. The expected term represents the period that option awards are expected to be outstanding, giving consideration to the contractual terms of the option awards, vesting schedules and expectations of future employee exercise behavior. We estimate the expected term for our option awards using the simplified method because we do not have sufficient relevant historical information to develop reasonable expectations about future exercise patterns. The risk-free rate is based on U.S. Treasury securities with a maturity approximating the expected term of the options. Expected volatilities are based on the historical volatilities of a group of benchmark companies. The Company currently does not expect to pay dividends over the expected term of the options.

FX Alliance Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

Note 10. Stock-based compensation (Continued)

              The following table represents the weighted-average assumptions used for the Black-Scholes options-pricing model to determine the per share weighted-average fair value for options granted for the years ended December 31, 2011, 2010 and 2009:

	December 31,
	2011	2010	2009
Expected life (years)	6.25	6.25	6.25
Risk-free interest rate	2.07%	2.01%	2.45%
Expected stock price volatility	43.65%	44.71%	42.93%
Expected dividend yield	0.00%	0.00%	0.00%
Weighted-average fair value per option granted	$6.22	$6.01	$5.31

              The Company recognized stock-based compensation expense related to stock options of $5,406, $2,471 and $2,443 for the years ended December 31, 2011, 2010 and 2009, respectively. The Company capitalized compensation expense related to stock options of $94, and $70 for the years ended December 31, 2010 and 2009, respectively. The total income tax benefit recognized related to stock-based compensation was $2,084, $1,067, and $1,036 for the years ended December 31, 2011, 2010, and 2009, respectively. The actual tax benefit realized from stock option exercises was $12 for the year ended December 31, 2011.

              The total cash received and intrinsic value of stock options exercised during the year ended December 31, 2011 was $117 and $31, respectively.

              As of December 31, 2011, the Company estimated unrecognized compensation cost of $4,582, which is expected to be recognized over a weighted-average period of 1.83 years.

Note 11. Redeemable Convertible Preferred Stock and Stockholders' Equity

Common Stock

              Each holder of the Company's common stock is entitled to one vote per share on all matters submitted to a vote of stockholders. Subject to the rights of holders of the Company's preferred stock, if any, the holders of shares of the Company's common stock are entitled to receive dividends when, as and if declared by the Company's Board of Directors.

Preferred Stock

              As of December 31, 2011, the Company had 7,240,738 authorized shares of Series A Preferred Stock, ("preferred stock"), all of which were outstanding. The preferred stock was converted into shares of the Company's common stock at an exchange ratio of 1:1 upon the Company's initial public offering that occurred in February 2012.

              The following terms were in effect for the preferred stock prior to the initial public offering:

    Liquidation

                  In the event of any Liquidation Event, as defined in the Company's certificate of incorporation, the holders of preferred stock shall be entitled to receive, prior to any

FX Alliance Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

Note 11. Redeemable Convertible Preferred Stock and Stockholders' Equity (Continued)

    distribution of any proceeds of such Liquidation Event to the holders of common stock, the original issue price of $10.70333 per preferred share, as adjusted for any stock splits or the like. Holders of preferred stock may elect two of the seven directors of the Company, and benefit from certain protective provisions, customary for this type of security, relating to the capital structure.

    Redemption

                  At the election of the holders of a majority of the preferred stock at any time after the August 1, 2012, the board of directors shall be required to choose among the following options: (i) to sell all or substantially all of the equity or assets of the Company, (ii) to pursue an initial public offering or (iii) to redeem the outstanding preferred stock in two equal annual installments. If the Board of Directors chooses the redemption option, the Company will redeem the outstanding preferred stock at a redemption price equal to its fair market value at the time of redemption. Fair market value would be determined based on an independent financial advisor mutually agreeable to the Company and the holders of a majority of the preferred stock.

                  The redemption features of the preferred stock require that this instrument be treated as mezzanine equity. The Company is accreting the initial value of the preferred stock to its estimated redemption value of $114.0 million using the effective interest method through August 2012. The accretion amounts are recorded as a reduction to retained earnings. As of December 31, 2011, December 31, 2010 and 2009 the Company recorded an increase in the fair value of the Series A Preferred Stock of $9,180, $6,857 and $6,388, respectively.

    Dividends

                  The holders of the preferred stock are entitled to receive any dividends as may be declared from time to time by the Company's board of directors. Any dividends paid to holders of common stock shall also be paid to holders of preferred stock. No dividends were declared or paid for all periods presented.

Note 12. Income Taxes

              Income before income taxes consists of the following:

	December 31,
	2011	2010	2009
Domestic	$40,804	$34,189	$24,902
International	1,635	1,455	1,166

Total	$42,439	$35,644	$26,068

FX Alliance Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

Note 12. Income Taxes (Continued)

              The provision for income taxes consists of the following:

	December 31,
	2011	2010	2009
Current
U.S. Federal	$11,291	$4,374	$9,849
State and Local	3,385	4,038	2,217
Foreign	607	505	403

Total current provision	15,283	8,917	12,469

Deferred
U.S. Federal	289	5,042	(1,066)
State and local	906	635	(186)
Foreign	(105)	(108)	(92)

Total deferred provision (benefit)	1,090	5,569	(1,344)

Provision for income taxes	$16,373	$14,486	$11,125

              During 2010, the Company filed for an automatic change in accounting method with the Internal Revenue Service for the tax year ended December 31, 2009. The new method allows for an immediate deduction of qualified research expenses incurred in lieu of a 15 year amortization period, this change in election resulted in a decrease in deferred tax assets of $4,859 and $7,418 for the years ended December 31, 2011 and 2010, respectively.

              Deferred income taxes consist of the following:

	December 31,
	2011	2010
Deferred Tax Assets:
Accrued and prepaid expenses	$6,579	$5,979
Stock based compensation	7,432	5,597
Amortization	5,411	12,998
Other	152	112

Total deferred tax assets	19,574	24,686

Deferred Tax Liabilities:
Depreciation	(2,886)	(2,028)

Total deferred tax liabilities	(2,886)	(2,028)

Deferred income taxes, net	$16,688	$22,658

              The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. During the year, management determined that it is more likely than not that the deferred tax assets will be realized in future years based on all available evidence, including the recent earnings history of the

FX Alliance Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

Note 12. Income Taxes (Continued)

Company, as well as projected future earnings. Based on this information, management determined that no valuation reserve was required for the years ended December 31, 2011 and 2010.

              The difference between the Company's reported provision for income taxes and the U.S. federal statutory rate of 35% is as follows:

	December 31,
	2011	2010	2009
U.S. federal taxes at statutory rate	$14,853	$12,475	$9,124
State/local taxes, net of federal tax benefit	1,628	2,896	1,926
Effective apportionment changes on state/local tax rates for deferred income taxes	876	(515)	—
Other, net	(984)	(370)	75

Provision for income taxes	$16,373	$14,486	$11,125

              The Company is subject to the accounting guidance for uncertain income tax positions. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to the accounting guidance.

              The Company recognizes interest and penalties in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income. Penalty and interest expense recognized for the years ended December 31, 2011, 2010 and 2009 was $8, $5 and $42, respectively, none of which related to uncertain tax positions.

              The Company files income tax returns in the United States, and in various state, local and foreign jurisdictions and, in the normal course of business these tax returns are subject to examination by taxing authorities. The Company's tax years open for examination are generally 2007 and later for U.S. federal, state and local jurisdictions and generally 2005 and later for certain foreign jurisdictions.

Note 13. Employee Benefit Plans

              The Company has established the FXall 401(k) plan, pursuant to the applicable laws of the Internal Revenue Code. The plan is available to all eligible U.S. employees as defined by the plan agreement and is subject to the provisions of the Employee Retirement Income Security Act of 1974. Employees may voluntarily contribute a portion of their compensation, not to exceed the annual statutory limit. The Company matches an amount equal to 50% of the employees' annual contributions, not to exceed $5,000. Amounts charged to expense for the 401(k) plan, representing the Company's matching contributions, were $489, $390 and $323 for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 14. Segment Information

              The Company is presented as one reportable segment, which is consistent with how the Company is structured and managed.

FX Alliance Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

Note 14. Segment Information (Continued)

              As a global independent provider of electronic institutional foreign exchange trading solutions, the Company's operations constitute a single business segment. Because of the highly integrated nature of the foreign exchange markets in which the Company competes and the integration of the Company's worldwide business activities, the Company believes that results by geographic region or client sector are not necessarily meaningful in understanding its business.

Note 15. Subsequent Events

              The Company completed its initial public offering in February 2012. As a result of the initial public offering, all shares of the Company's convertible preferred stock converted into 7,240,738 shares of common stock. Upon completion of the initial public offering the Company granted 100 shares of its common stock to each of its employees, or 20,800 shares in the aggregate. In addition upon the completion of the initial public offering, the Company also issued 425,000 stock options subject to a four-year vesting period to employees and 12,500 shares of the Company's common stock subject to a one-year vesting period to its non-employee directors.

              In January 2012, the board of directors declared a dividend of $63,097 to be paid, pro rata, to holders of the Company's common stock and preferred stock and a dividend equivalent payment, as an anti-dilution measure, of $6,921 to holders of vested options to purchase the Company's common stock, within 30 days of the consummation of the initial public offering. In addition, the 2006 stock option plan required the Company to adjust outstanding unvested stock options to prevent dilution of the holders' interests as a result of the foregoing dividend. Therefore the Company reduced the exercise price of each of the 1,421,475 unvested stock options outstanding as of the record date for the dividend by approximately 15.7% per share and increased the number of shares underlying such options by approximately 18.6%.

              In January 2012, the Company entered into a revolving credit facility with Bank of America, N.A., as agent, and the lenders party thereto from time to time (the "New Revolving Credit Facility") which became effective in February 2012 upon the consummation of our initial public offering. The New Revolving Credit Facility provides for an aggregate maximum borrowing of $65.0 million and has a three-year term. The New Revolving Credit Facility has an increase option which will permit the aggregate commitments to be increased, upon the Company's request and subject to existing or new lenders providing such incremental commitments, to $75.0 million. Such increase in commitments is subject to the satisfaction of customary closing conditions. The New Revolving Credit Facility has a $5.0 million sublimit for swingline loans.

FX Alliance Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

Note 15. Subsequent Events (Continued)

              The unaudited pro forma balance sheet accounts as of December 31, 2011 and the unaudited pro forma earnings per common share for the year ended December 31, 2011 have been presented to reflect following:

    i.
    the automatic conversion of all outstanding shares of our redeemable convertible Series A preferred stock into shares of Company common stock on a one-for-one basis;

    ii.
    the grant of 100 shares of the Company common stock to each employee, or 20,800 shares in the aggregate; and

    iii.
    the payment of a dividend in the aggregate principal amount of $63,097, pro rata to holders of our common and preferred stock, and a dividend equivalent payment, as an anti-dilution measure, of $6,921 to holders of vested options to purchase Company common stock.

	December 31, 2011
	Actual	Pro Forma
		(unaudited)
Cash and cash equivalents	$127,722	$57,704
Investments available for sale	7,077	7,077
Redeemable Convertible Series A preferred stock, $0.0001 par value, 7,240,738 authorized, issued and outstanding, actual; no shares authorized, issued and outstanding, on a pro forma basis	109,276	—
Stockholders' Equity:
Common stock, $0.0001 par value, 35,000,000 authorized; 21,053,899 shares issued and outstanding, actual; 150,000,000 authorized; 28,315,437 shares issued and outstanding, on an a pro forma basis	2	3
Additional paid-in capital	17,144	118,771
Accumulated other comprehensive income	33	33
Retained earnings	62,274	—

Total stockholders' equity	$79,453	$118,807

FX Alliance Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

Note 15. Subsequent Events (Continued)

Year ended December 31, 2011
Unaudited pro forma basic earnings per common share
Net income allocated to common stockholders, adjusted for compensation expense related to 20,800 shares granted to employees as discussed above, net of tax	$12,453
Accretion of redeemable convertible preferred stock	9,180
Allocated earnings to preferred stock	4,280

Pro forma net income	$25,913
Weighted-average common shares issued and outstanding	21,069,576
Adjustment to reflect assumed effect of conversion of convertible preferred stock	7,240,738

Pro forma weighted-average common shares issued and outstanding	28,310,314

Pro forma basic earnings per common share	$0.92

Unaudited pro forma diluted earnings per common share
Net income allocated to common stockholders	$12,453
Accretion of redeemable convertible preferred stock	9,180
Allocated earnings to preferred stock	4,280

Pro forma net income	$25,913
Weighted-average common shares issued and outstanding	21,069,576
Dilutive potential common shares:
Stock options and restricted stock	596,584
Adjustment to reflect assumed effect of conversion of convertible preferred stock	7,240,738

Pro forma diluted weighted-average common shares issued and outstanding	28,906,898

Pro forma diluted earnings per common share	$0.90

Schedule II—Valuation and Qualifying Accounts

              The table below presents valuation and qualifying accounts for the periods presented.

Allowance for doubtful accounts:	Beginning Balance	Additions Charged to Costs and Expenses	Additions/ Deductions	Ending Balance
	(in thousands)
Year ended December 31, 2011	$507	$78	$186	$771
Year ended December 31, 2010	$643	$—	$(136)	$507
Year ended December 31, 2009	$832	$—	$(189)	$643

Exhibit No.	Description
3.1	Form of Amended and Restated Certificate of Incorporation of FX Alliance Inc. (incorporated by reference to Exhibit 3.1 to FX Alliance Inc. Registration Statement on Form S-1/A, File No. 333-176901, filed February 7, 2012).
3.2
Form of Amended and Restated Bylaws of FX Alliance Inc. (incorporated by reference to Exhibit 3.2 to FX Alliance Inc. Registration Statement on Form S-1/A, File No. 333-176901, filed February 7, 2012).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to FX Alliance Inc. Registration Statement on Form S-1/A, File No. 333-176901, filed February 7, 2012).
4.2
Credit Agreement, dated as of January 26, 2012, among FX Alliance Inc., as Borrower, the Guarantors party thereto, the Lenders party thereto, and Bank of America, N.A., as administrative agent for the Lenders and Swing Line Lender (incorporated by reference to Exhibit 4.2 to FX Alliance Inc. Registration Statement on Form S-1/A, File No. 333-176901, filed February 7, 2012).
10.1
Investors' Rights Agreement, dated August 1, 2006, by and among FX Alliance, LLC and the holders of the Class A Preferred Units and Common Units of FX Alliance, LLC party thereto (incorporated by reference to Exhibit 10.1 to FX Alliance Inc. Registration Statement on Form S-1/A, File No. 333-176901, filed October 28, 2011).
10.2
Equity Holders' Agreement, dated September 29, 2006, by and among FX Alliance Inc. and holders of the Series A Preferred Stock and Common Stock of FX Alliance Inc. party thereto (incorporated by reference to Exhibit 10.2 to FX Alliance Inc. Registration Statement on Form S-1/A, File No. 333-176901, filed October 28, 2011).
10.3
Stockholder's Agreement, dated August 22, 2008, by and between Gerald D. Putnam, Jr. and FX Alliance Inc. (incorporated by reference to Exhibit 10.3 to FX Alliance Inc. Registration Statement on Form S-1/A, File No. 333-176901, filed October 28, 2011).
10.4#
Employment Agreement, dated July 15, 2010, by and between FX Alliance Inc. and Philip Z. Weisberg (incorporated by reference to Exhibit 10.4 to FX Alliance Inc. Registration Statement on Form S-1/A, File No. 333-176901, filed February 7, 2012).
10.5#
Employment Agreement, dated July 15, 2010, by and between FX Alliance Inc. and John W. Cooley (incorporated by reference to Exhibit 10.5 to FX Alliance Inc. Registration Statement on Form S-1/A, File No. 333-176901, filed February 7, 2012).
10.6#
Stock Option Grant Agreement, dated December 28, 2010, by and between FX Alliance Inc. and John W. Cooley (incorporated by reference to Exhibit 10.6 to FX Alliance Inc. Registration Statement on Form S-1/A, File No. 333-176901, filed February 7, 2012).
10.7#
Stock Option Grant Agreement, dated December 28, 2010, by and between FX Alliance Inc. and Philip Z. Weisberg (incorporated by reference to Exhibit 10.7 to FX Alliance Inc. Registration Statement on Form S-1/A, File No. 333-176901, filed February 7, 2012).
10.8#	FX Alliance Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 10.8 to FX Alliance Inc. Registration Statement on Form S-1/A, File No. 333-176901, filed October 28, 2011).
10.9#
Form of Directors and Officers Indemnification Agreement (incorporated by reference to Exhibit 10.9 to FX Alliance Inc. Registration Statement on Form S-1/A, File No. 333-176901, filed February 7, 2012).
10.10#
Amendment to Employment Agreement and Stock Option Grant Agreement, dated January 25, 2012, by and between FX Alliance Inc. and John W. Cooley (incorporated by reference to Exhibit 10.10 to FX Alliance Inc. Registration Statement on Form S-1/A, File No. 333-176901, filed February 7, 2012).

E-1

Exhibit No.	Description
10.11#	Amendment to Employment Agreement and Stock Option Grant Agreement, dated January 25, 2012, by and between FX Alliance Inc. and Philip Z. Weisberg (incorporated by reference to Exhibit 10.11 to FX Alliance Inc. Registration Statement on Form S-1/A, File No. 333-176901, filed February 7, 2012).
10.12#
Employment Agreement, dated March 14, 2001, by and between FX Alliance, LLC and James F.X. Sullivan (incorporated by reference to Exhibit 10.12 to FX Alliance Inc. Registration Statement on Form S-1/A, File No. 333-176901, filed February 7, 2012).
10.13#
Amendment to Employment Agreement, dated December 29, 2011, by and between FX Alliance Inc. and James F.X. Sullivan (incorporated by reference to Exhibit 10.13 to FX Alliance Inc. Registration Statement on Form S-1/A, File No. 333-176901, filed February 7, 2012).
10.14#	FX Alliance Inc. 2012 Incentive Compensation Plan (incorporated by reference to Exhibit 10.14 to FX Alliance Inc. Registration Statement on Form S-1/A, File No. 333-176901, filed February 7, 2012).
14.01*	Code of Business Conduct and Ethics.
21.1*	List of Subsidiaries of FX Alliance Inc.
23.1*	Consent of PricewaterhouseCoopers LLP.
31.1*	Certificate by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certificate by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#
Management contract or compensatory plan or arrangement

*
Filed herewith

E-2

SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FX ALLIANCE INC. (Registrant)
By:	/s/ PHILIP Z. WEISBERG
	Name:	Philip Z. Weisberg
	Title:	Chief Executive Officer

Dated: March 29, 2012

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ PHILIP Z. WEISBERG Philip Z. Weisberg	Chief Executive Officer and Director (principal executive officer)	March 29, 2012
/s/ JOHN W. COOLEY John W. Cooley	Chief Financial Officer (principal financial officer)	March 29, 2012
/s/ ANTHONY PANE Anthony Pane	Senior Director, Head of Finance (principal accounting officer)	March 29, 2012
/s/ KATHLEEN CASEY Kathleen Casey	Director	March 29, 2012
/s/ CAROLYN CHRISTIE Carolyn Christie	Director	March 29, 2012
/s/ JAMES L. FOX James L. Fox	Director	March 29, 2012
/s/ GERALD D. PUTNAM, JR. Gerald D. Putnam, Jr.	Director	March 29, 2012

Signatures	Title	Date

/s/ JOHN C. ROSENBERG John C. Rosenberg	Director	March 29, 2012
/s/ PETER TOMOZAWA Peter Tomozawa	Director	March 29, 2012
/s/ ROBERT W. TRUDEAU Robert W. Trudeau	Director	March 29, 2012