Form 10-Q
period 2012-03-31
FX Alliance Inc.
filed 2012-05-08
CIK 1529979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-54085

FX ALLIANCE INC.

(Exact name of Registrant as specified in its charter)

Delaware	20-5845576
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

909 Third Avenue, 10th Floor
New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(646) 268-9900

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of March 31, 2012, the Registrant had 28,315,437 shares of Common Stock outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “plan,” “intend,” “seek,” “believe,” “may,” “will,” “should,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward looking statements. All forward looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

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

While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II. Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. All forward looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.

PART I - FINANCIAL INFORMATION

Item 1.                    Financial Statements.

FX ALLIANCE INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$48,854	$127,722
Investments available-for-sale	7,191	7,077
Accounts receivable, net	14,625	13,122
Income taxes receivable	8,944	7,748
Deferred income taxes	5,234	5,390
Prepaid expenses and other current assets	2,313	2,284
Total current assets	87,161	163,343
Software development costs (net of accumulated amortization of $42,390 and $40,886 as of March 31, 2012 and December 31, 2011, respectively)	21,213	19,746
Property and equipment (net of accumulated depreciation of $22,581 and $21,614 as of March 31, 2012 and December 31, 2011, respectively)	12,515	11,379
Deferred income taxes, net of current portion	10,133	11,298
Intangible assets, net	1,917	2,016
Goodwill	2,999	2,999
Other assets	2,515	1,730
Total assets	$138,453	$212,511
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$5,040	$5,985
Accrued compensation	5,335	13,575
Income taxes payable	718	924
Deferred revenues	280	287
Total current liabilities	11,373	20,771
Long term liabilities
Deferred rent	2,818	3,011
Commitments and Contingencies
Redeemable Convertible Series A Preferred Stock, $0.0001 par value, Authorized—0 and 7,240,738 shares as of March 31, 2012 and December 31, 2011, respectively; Issued and outstanding—0 and 7,240,738 shares as of March 31, 2012 and December 31, 2011, respectively	—	109,276
Stockholders’ Equity
Preferred stock, $0.0001 par value, Authorized—20,000,000 and 0 shares as of March 31, 2012 and December 31, 2011, respectively; Issued and outstanding—0 shares as of March 31, 2012 and December 31, 2011	—	—
Common stock, $0.0001 par value, Authorized—150,000,000 and 35,000,000 shares as of March 31, 2012 and December 31, 2011, respectively; Issued and outstanding—28,315,437 and 21,053,899 shares as of March 31, 2012 and December 31, 2011, respectively	3	2
Additional paid-in capital	120,845	17,144
Accumulated other comprehensive income, net of tax	74	33
Retained earnings	3,340	62,274
Total stockholders’ equity	124,262	79,453
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$138,453	$212,511

See accompanying notes to the consolidated financial statements.

FX ALLIANCE INC.

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues
Transaction fees	$22,805	$20,515
User, settlement, and license fees	7,216	6,869
Total revenues	30,021	27,384
Operating Expenses
Salaries and benefits	14,111	12,130
Technology	1,898	1,584
General and administrative	2,111	1,469
Marketing	341	433
Professional fees	1,345	427
Depreciation and amortization	2,570	2,432
Total operating expenses	22,376	18,475
Operating income	7,645	8,909
Interest and other income, net	42	90
Income before income taxes	7,687	8,999
Provision for income taxes	3,063	3,854
Net income	$4,624	$5,145
Accretion and allocated earnings of Series A Preferred Stock	1,276	2,650
Net income allocated to common stockholders	$3,348	$2,495

Earnings per common share:
Basic	$0.13	$0.12
Diluted	$0.13	$0.12

Weighted-average common shares outstanding:
Basic	25,203,349	21,043,899
Diluted	26,142,498	21,461,584

Comprehensive income
Net income	$4,624	$5,145
Unrealized gains (losses) on marketable securities, net of tax	41	(33)
Comprehensive income	$4,665	$5,112

See accompanying notes to the consolidated financial statements.

FX ALLIANCE INC.

Consolidated Statements of Cash Flows

(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net Income	$4,624	$5,145
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,570	2,432
Stock-based compensation	886	1,295
Bad debt expense	—	68
Amortization of deferred financing costs	50	—
Deferred taxes	1,296	(631)
Deferred rent	(190)	271
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,503)	(3,256)
Increase in income taxes receivable	(1,196)	—
Increase in prepaid and other assets	(33)	(347)
Decrease in accounts payable and accrued expenses	(949)	(1,335)
Decrease in accrued compensation	(8,240)	(7,837)
Increase/(decrease) in income tax payable	(206)	2,483
Increase/(decrease) in deferred revenues	(7)	76
Net cash used in operating activities	(2,898)	(1,636)
Cash flows from investing activities
Purchases of property and equipment	(2,103)	(382)
Capitalization of software development costs	(2,971)	(1,658)
Purchase of investments available-for-sale	(47)	(78)
Net cash used in investing activities	(5,121)	(2,118)
Cash flows from financing activities
Dividends paid	(70,018)	—
Payment of deferred financing costs	(831)	—
Net cash used in financing activities	(70,849)	—

Net decrease in cash and cash equivalents	(78,868)	(3,754)
Cash and cash equivalents
Beginning of the year	127,722	96,682
End of period	$48,854	$92,928

Supplemental disclosures of cash flow information:
Income taxes paid, net	$3,169	$2,002

See accompanying notes to the consolidated financial statements.

FX ALLIANCE INC.

Consolidated Statement of Stockholders’ Equity

(in thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total

Balance at December 31, 2011	$2	$17,144	$33	$62,274	$79,453
Stock-based compensation	—	886	—	—	886
Other comprehensive income, net of tax	—	—	41	—	41
Accretion of Series A Preferred Stock	—	—	—	(864)	(864)
Conversion of Series A Preferred Stock	1	110,139	—	—	110,140
Dividends paid	—	(7,324)	—	(62,694)	(70,018)
Net income	—	—	—	4,624	4,624
Balance at March 31, 2012	$3	$120,845	$74	$3,340	$124,262

See accompanying notes to the consolidated financial statements.

FX Alliance Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)
(Unaudited)

Note 1. Organization and Business

The consolidated financial statements include FX Alliance Inc. and its subsidiaries (collectively, “FXall” or the “Company”). The Company through its subsidiaries provides institutional clients with automated trading and workflow solutions for foreign exchange (“FX”) and treasury products. FXall’s services for corporations, asset managers, hedge funds, banks and broker-dealers facilitate trade execution, order management, post-trade processing and reporting for FX and money markets. FXall is integrated to 84 FX dealers, delivering liquidity for FX spot, swaps and forwards in more than 400 currency pairs.

The Company’s principal operating subsidiaries include: FX Alliance, LLC, FX Alliance Limited, FX Alliance International, LLC and FXALL International (Mumbai) Private Limited.

FX Alliance Inc. was incorporated in the State of Delaware on September 22, 2006. The Company is a holding company that wholly-owns FX Alliance, LLC, which was established in 2000.

The Company’s main operations are located in New York, and the Company maintains marketing and support offices in Boston, Washington DC, London, Zurich, Tokyo, Singapore, Hong Kong, Mumbai and Sydney.

Note 2. Basis of Presentation, Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.  These consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The consolidated financial information as of December 31, 2011 has been derived from audited financial statements not included herein.

These unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and the rules and regulations of the U.S. Securities and Exchange Commission with respect to Form 10-Q and reflect all adjustments that, in the opinion of management, are normal and recurring, and that are necessary for a fair statement of the results for the interim periods presented.  In accordance with such rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted.  Interim period results may not be indicative of the operating results for a full year.

Initial Public Offering

In February 2012, the Company completed its initial public offering. As a result of the initial public offering, all shares of the Company’s Series A Preferred Stock converted into 7,240,738 shares of common stock.

Use of Estimates

The preparation of the consolidated financial statements requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on management’s best estimate and judgment. Management evaluates its estimates and assumptions on an on-going basis using historical experience and other factors, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates will be reflected in the financial statements in future periods.

Note 3. Related Party Transactions

As a result of the Company’s initial public offering in February 2012, the Company has reevaluated related parties due to the change in ownership and board composition and has concluded that the Company’s existing stockholders who are also customers of the Company, no longer meet the definition of a related party.  Although these customers who are stockholders of the Company no longer meet the definition of a related party, we continue to earn revenues from them.

For the three months ended March 31, 2011 revenues of $14,005 were earned from customers who were related parties of the Company.  As of December 31, 2011, $6,087 of accounts receivable were from customers who were related parties of the Company.

Note 4. Income Taxes

The provision for income taxes consists of the following:

	March 31,
	2012	2011
Total current provision	$1,767	$4,485
Total deferred provision (benefit)	1,296	(631)
Provision for income taxes	$3,063	$3,854

The Company is subject to the accounting guidance for uncertain income tax positions. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to the accounting guidance.

The Company files income tax returns in the United States, and in various state, local and foreign jurisdictions and, in the normal course of business these tax returns are subject to examination by taxing authorities. The Company’s tax years open for examination are generally 2007 and later for U.S. federal, state and local jurisdictions and generally 2005 and later for certain foreign jurisdictions.

Note 5. Credit Facility

In January 2012, the Company entered into a revolving credit facility with Bank of America, N.A., as agent, and the lenders party thereto from time to time (the “Revolving Credit Facility”) which became effective in February 2012 upon the consummation of our initial public offering. The Revolving Credit Facility provides for an aggregate maximum borrowing of $65.0 million and has a three-year term. The Revolving Credit Facility has an increase option which will permit the aggregate commitments to be increased, upon the Company’s request and subject to existing or new lenders providing such incremental commitments, to $75.0 million. Such increase in commitments is subject to the satisfaction of customary closing conditions. The Revolving Credit Facility has a $5.0 million sublimit for swingline loans.  As of March 31, 2012, there were no borrowings outstanding under the Revolving Credit Facility.

The Company incurred financing costs of $831 which have been deferred and will be amortized over the three-year term of the Revolving Credit Facility and charged to interest expense.

Note 6. Redeemable Convertible Series A Preferred Stock and Stockholders’ Equity

Common Stock

Each holder of the Company’s common stock is entitled to one vote per share on all matters submitted to a vote of stockholders. Subject to the rights of holders of the Company’s preferred stock, if any, the holders of shares of the Company’s common stock are entitled to receive dividends when, as and if declared by the Company’s Board of Directors.  The number of common shares authorized for issuance was increased from 35,000,000 to 150,000,000 upon the consummation of the Company’s initial public offering.

Redeemable Convertible Series A Preferred Stock

As of December 31, 2011, the Company had 7,240,738 authorized shares of Series A Preferred Stock, all of which were outstanding. The Series A Preferred Stock was converted into shares of the Company’s common stock at an exchange ratio of 1:1 upon the consummation of the Company’s initial public offering.

The redemption features of the Series A Preferred Stock required that it to be treated as mezzanine equity. The Company was accreting the initial value of the Series A Preferred Stock to its estimated redemption value of $114.0 million using the effective interest method through August 2012. The accretion amounts were recorded as a reduction to retained earnings. For the three months ended March 31, 2012 and 2011, the Company recorded an increase in the fair value of the Series A Preferred Stock of $864 and $1,792, respectively.

Dividend

In January 2012, the board of directors declared a dividend of $63,097 to be paid, pro rata, to holders of the Company’s common stock and Series A Preferred Stock and a dividend equivalent payment, of $6,921 to holders of vested options to purchase the Company’s common stock.  The total dividend and dividend equivalent payments of $70,018 were paid in February 2012 and were recorded as a reduction in retained earnings of $62,694 and as a reduction in additional paid-in capital of $7,324.

Note 7. Stock-based compensation

In 2006, the Company adopted the FX Alliance Inc. 2006 Stock Option Plan (the “2006 Plan”). The 2006 Plan provided for the grants of non-qualified options to purchase shares of the Company’s common stock.  The Company made adjustments to outstanding options under the 2006 Plan to offset the dilution caused by the January 2012 dividend.  These adjustments were effected through an adjustment to the exercise price and number of shares underlying unvested options, and through the dividend equivalent payment discussed above for vested options.

In February 2012, the Company adopted the 2012 Incentive Compensation Plan (the “2012 Plan”). The 2012 Plan provides for the grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. Upon the adoption of the 2012 Plan, no additional shares are anticipated to be issued under the 2006 Plan.  As of March 31, 2012, there were 4,624,499 shares available for grant under the 2012 Plan.

Stock Options

The following table presents stock option activity during the three months ended March 31, 2012:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	4,524,827	$11.88
Granted	425,000	12.00
Cancelled and forfeited	(159,221)	11.35
Anti-dilution adjustment	264,161	10.91
Outstanding at March 31, 2012	5,054,767	$11.29	6.6 years	$22,196
Exercisable at March 31, 2012	3,088,102	$11.40	5.3 years	$13,217

Prior to the Company’s initial public offering, the exercise price of each option granted was equal to or higher than the estimated fair value of the Company’s underlying common stock at the time of grant, as determined by management with input from an independent third-party valuation firm. Since the Company’s initial public offering, the exercise price of each option granted was equal to the market price of the Company’s common stock on the date of grant.  Generally, options have provided for vesting over a four year period and expire ten years from the date of the grant. The fair value of each option award is estimated on the grant date using the Black-Scholes options pricing model. The determination of the fair value on the grant date using an options pricing model is affected by the estimated fair value of the common stock as well as assumptions regarding a number of highly complex and subjective variables, including the expected term of the awards, the risk-free interest rate, the expected stock price volatility over the term of the awards and expected dividends. The expected term represents the period that option awards are expected to be outstanding, giving consideration to the contractual terms of the option awards, vesting schedules and expectations of future employee exercise behavior. We estimate the expected term for our option awards using the simplified method because we do not have sufficient relevant historical information to develop reasonable expectations about future exercise patterns. The risk-free rate is based on U.S. Treasury securities with a maturity approximating the expected term of the options.  Prior to the Company’s initial public offering, the expected volatilities were based on the historical and implied volatilities of a group of benchmark companies.  Since the Company’s initial public offering, the expected volatilities were based on a combination of the historical volatilities of a group of benchmark companies and the Company’s actual volatility.  The Company currently does not expect to pay dividends over the expected term of the options.

The following table represents the weighted-average assumptions used for the Black-Scholes options pricing model to determine the per share weighted-average fair value for options granted for the three months ended March 31, 2012:

Expected life (years)	6.25
Risk-free interest rate	1.20%
Expected stock price volatility	46.70%
Expected dividend yield	0.00%
Weighted-average fair value per option granted	$5.20

The Company recognized stock-based compensation expense related to stock options of $617 and $1,295 for the three months ended March 31, 2012 and 2011, respectively. The total income tax benefit recognized related to this stock-based compensation was $238 and $559 for the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, the Company estimated unrecognized compensation cost related to stock options of $5,832 which is expected to be recognized over a weighted-average period of 2.92 years.

Restricted Stock and Stock Grants

Upon completion of the initial public offering the Company granted 100 fully vested shares of its common stock to each of its employees, or 20,800 shares in the aggregate, and 4,167 shares of its common stock subject to a one-year vesting period to each of its non-employee directors, or 12,501 shares in the aggregate.  The Company recognized stock-based compensation expense related to these grants of $269 for the three months ended March 31, 2012.  The total income tax benefit recognized related to this stock-based compensation was $104 for the three months ended March 31, 2012.

As of March 31, 2012, the Company estimated unrecognized compensation cost related to restricted stock of $130 which is expected to be recognized over a weighted-average period of 0.87 years.

Note 8. Earnings Per Share

Prior to the completion of the Company’s initial public offering, the holders of the Company’s Series A Preferred Stock were entitled to participate with common stockholders in the distribution of earnings through dividends. Therefore, the Company applies the two-class method in calculating earnings per common share. The two-class method requires net income, after accretions in the carrying value of Series A Preferred Stock, to be allocated between the common and preferred stockholders based on their respective rights to receive dividends, whether or not declared. Basic earnings per common share is then calculated by dividing net income allocated to common stockholders, after the reduction for earnings allocated to Series A Preferred Stock, by the weighted-average common shares issued and outstanding.

Diluted earnings per common share is calculated by dividing net income allocated to common stockholders by the weighted-average number of common shares issued and outstanding for each period plus amounts representing the dilutive effect of outstanding stock options and restricted stock, and the dilution resulting from the conversion of Series A Preferred Stock. The Company calculates dilutive potential common shares using the treasury stock method, the if-converted method and the two-class method.

The following table sets forth the computation of the basic and diluted earnings per common share:

	Three Months Ended March 31,
	2012	2011
Basic earnings per common share
Net income	$4,624	$5,145
Accretion of Series A Preferred Stock	(864)	(1,792)
Allocated earnings to Series A Preferred Stock	(412)	(858)
Net income allocated to common stockholders	3,348	2,495
Basic weighted-average common shares outstanding	25,203,349	21,043,899
Basic earnings per common share	$0.13	$0.12
Diluted earnings per common share
Net income allocated to common stockholders	$3,348	$2,495
Basic weighted-average common shares outstanding	25,203,349	21,043,899
Effect of dilutive potential common shares:
Series A Preferred Stock	—	—
Stock options and restricted stock	939,149	417,685
Diluted weighted-average shares outstanding	26,142,498	21,461,584
Diluted earnings per share	$0.13	$0.12

For the three months ended March 31, 2012 and 2011, the Company excluded the Series A Preferred Stock prior to its conversion and certain stock options outstanding, which could potentially dilute basic EPS in the future, from the computation of diluted EPS, as their effect was anti-dilutive.

The following table shows the weighted-average number of anti-dilutive shares excluded from the diluted EPS calculation for the three months ended years ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Options to purchase common stock	855,666	2,322,153
Conversion of Series A Preferred Stock	3,103,173	7,240,738
Total options and conversion of Series A Preferred Stock	3,958,839	9,562,891

The following table sets forth the computation of pro forma basic and diluted earnings per common share assuming the conversion of the Series A Preferred Stock at the beginning of each period:

	Three Months Ended March 31,
	2012	2011
Pro forma basic earnings per common share
Net income allocated to common stockholders	$3,348	$2,495
Accretion of Series A Preferred Stock	864	1,792
Allocated earnings to Series A Preferred Stock	412	858
Net income	$4,624	$5,145
Weighted-average common shares outstanding	25,203,349	21,043,899
Adjustment to reflect assumed effect of conversion of Series A Preferred Stock	3,103,173	7,240,738
Pro forma weighted-average common shares outstanding	28,306,522	28,284,637
Pro forma basic earnings per common share	$0.16	$0.18
Pro forma diluted earnings per common share
Net income allocated to common stockholders	$3,348	$2,495
Accretion of Series A Preferred Stock	864	1,792
Allocated earnings to Series A Preferred Stock	412	858
Net income	$4,624	$5,145
Basic weighted-average common shares outstanding	25,203,349	21,043,899
Effect of dilutive potential common shares:
Adjustment to reflect assumed effect of conversion of Series A Preferred Stock	3,103,173	7,240,738
Stock options and restricted stock	939,149	417,685
Pro forma diluted weighted-average shares outstanding	29,245,671	28,702,322
Pro forma diluted earnings per share	$0.16	$0.18

Note 9. Contingencies

Legal Matters

The Company is involved in various legal proceedings that arise in the ordinary course of business.  Although the outcome of the legal claims and proceedings against the Company cannot be predicted with certainty, based on currently available information, management believes that there are no existing claims or proceedings that are likely to have a material effect on the Company’s business, financial condition, results of operations or cash flows.

Note 10. Segment Information

The Company is presented as one reportable segment, which is consistent with how the Company is structured and managed.

As a global independent provider of electronic institutional foreign exchange trading solutions, the Company’s operations constitute a single business segment. Because of the highly integrated nature of the foreign exchange markets in which the Company competes and the integration of the Company’s worldwide business activities, the Company believes that results by geographic region or client sector are not necessarily meaningful in understanding its business.

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2011 Annual Report on form 10-K filed with the Securities and Exchange Commission (the “2011 Form 10-K”).

Overview

We are the leading independent global provider of electronic FX trading solutions to over 1,000 institutions globally. We provide institutional clients with 24-hour direct access, five days per week, to the FX market, which is the world’s largest and most liquid financial market. Our proprietary technology platform enables us to deliver efficient and reliable FX price discovery, trade execution and pre-trade and post-trade automated workflow services for more than 400 currency pairs with access to a deep pool of liquidity from the world’s leading banks and other liquidity providers.

Our comprehensive suite of electronic FX trading products includes FX spot, FX forwards, FX swaps and NDFs. In addition to our core electronic FX trading solutions, our platform supports the OTC trading of gold and silver on a spot, forward or swap basis and provides access to bank deposits. We offer single point access to multiple execution mechanisms, including collaborative trading, request for stream, continuous streaming prices, an anonymous ECN as well as execution mechanisms proprietary to specific liquidity providers. Our platform also supports advanced order types, such as limit, pegged, stop, and variable time weighted-average price, or “TWAP,” orders. In addition to facilitating our clients’ FX transactions, we also license our technology for distribution under our clients’ brands, which we refer to as white-labeled enterprise solutions.

The majority of our revenues are derived from transaction fees, which are generally calculated based on the notional value of trades executed on our platform. We derive these transaction fees from our clients’ use of relationship trading and active trading systems. Relationship trading revenues include fees related to our multi-dealer request for stream and collaborative trading systems and money market trading, which are used primarily by clients such as corporations and asset managers to hedge commercial risk and facilitate foreign currency payments in the ordinary course of their business. Active trading revenues include fees related to our ECN platform (Order Book), and our multi-dealer continuous stream platform (Bank Stream), which are used primarily by banks, broker-dealers, hedge funds, prime brokers and other market participants who trade currencies as a central activity or profit center.

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

We also generate revenues through user, settlement, and license fees. These fees include charges to clients for support with and access to our platform, to execute post-trade messaging for transaction settlement, to license our systems for their internal or external use on a white-labeled basis, for access to premium transaction summary reports, for connectivity charges we incur on behalf of customers, and other administrative fees. User, settlement, and license fees are generally variable based on the number of billable users with system access and the number of transactions processed using Settlement Center. Customers use our Settlement Center to manage post-trade messaging with a network of approximately 390 bank settlement counterparties, custodians and prime brokers. These fees are generally recurring fees invoiced monthly, with a small portion of one-time integration fees.

Key Operating Metrics

We believe that there are two key variables that impact the revenues earned by us:

•                  the volumes that are transacted on our platform; and

•                  the amount of transaction fees that we collect for trades executed through the platform (which are a result of our pricing tiers and the mix of contracts that we transact).

Volume is a function of the number of clients and the frequency that they transact on our platform. The table below sets forth our trading volume, trading days and average daily volumes for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Total Trading Volume (in millions)(1)
Relationship Trading	$4,350,882	$4,049,526
Active Trading	1,204,270	886,311
Total	$5,555,152	$4,935,837
Trading Days(2)	64	64
Average Daily Volume (in millions)
Relationship Trading	$67,983	$63,274
Active Trading	18,817	13,848
Total	$86,800	$77,122

(1)                                  Notional U.S. dollar-equivalent (calculated at the time of trade) of trades executed on FXall generating variable transaction fees (counting one side of the transaction).

(2)                                  We count trading days to include each Monday through Friday excluding New Year’s Day, Good Friday and Christmas Day.

Transaction fees are tied directly to the volume of trading on our platform and, accordingly, to global FX trading volumes. The amount of transaction fees reflects a blended average of our pricing at various tiers across our products, The following table sets forth our average transaction fee per million of notional amount for the three months ended March 31, 2012 and 2011.

	Three Months Ended 31,
	2012	2011
Average Transaction Fee per Million
Relationship Trading	$3.58	$3.64
Active Trading	6.00	6.50
Total	$4.11	$4.16

User, settlement, and license fees are generally variable based on the number of billable users with system access and the number of post-trade messages generated using Settlement Center. For the three months ended March 31, 2012, of the total revenues generated by this category, user fees accounted for approximately 60%, settlement fees accounted for approximately 16% and license and other fees accounted for approximately 24%.

Components of Our Operating Results

The following discussion sets forth certain components of our statements of operations as well as factors that impact those items.

Total Revenues

The majority of our revenues are derived from transaction fees, which are divided into transaction fees—relationship trading and transaction fees—active trading. In addition, we generate revenues from user, settlement and license fees.

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

Operating Expenses

Salaries and benefits.  Salaries and benefits are our most significant expense and include employee salaries, cash-based incentive compensation, stock-based compensation, employee benefits, payroll taxes, recruiting costs, training and other related employee costs. These expenses generally increase as we add staff to support growth in customers and volumes and to develop and support additional systems. We have capitalized employee compensation and benefits and consultant costs related to software development of $3.0 million and $1.7 million for the three months ended March 31, 2012 and 2011, respectively.

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

Public Company Expenses

We expect our operating expenses to increase now that we have become a public company. We expect our accounting, legal and personnel-related expenses and directors’ and officers’ insurance costs to increase as we establish more comprehensive compliance and governance functions, maintain and review internal controls over financial reporting in accordance with the Sarbanes-Oxley Act and prepare and distribute periodic reports, as required by the rules and regulations of the SEC.

Accretion and Allocated Earnings of Series A Preferred Stock

All outstanding shares of our Series A Preferred Stock converted to common stock on a one-for-one basis upon the consummation of our initial public offering in February 2012. Prior to the conversion we were accreting the initial value of our Series A Preferred Stock to its estimated redemption value using the effective interest method through August 2012. The accretion amounts are recorded as a reduction to retained earnings. In addition, the holders of our Series A Preferred Stock were entitled to participate with common stockholders in the distribution of earnings through dividends. Both of these items are reflected in our statements of operations as a reduction in net income attributable to common stockholders and are discussed in Note 6 to the Consolidated Financial Statements.

Results of Operations

The table below sets forth our consolidated results of operations in thousands of dollars and as a percentage of total revenues for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Consolidated Statements of Operations Data:
Revenues
Transaction fees—relationship trading	$15,574	$14,755
Transaction fees—active trading	7,231	5,760
User, settlement, and license fees	7,216	6,869
Total revenues	30,021	27,384
Operating Expenses
Salaries and benefits	14,111	12,130
Technology	1,898	1,584
General and administrative	2,111	1,469
Marketing	341	433
Professional fees	1,345	427
Depreciation and amortization	2,570	2,432
Total operating expenses	22,376	18,475
Operating income	7,645	8,909
Interest and other income, net	42	90
Income before income taxes	7,687	8,999
Provision for income taxes	3,063	3,854
Net income	$4,624	$5,145
Percentage of Total Revenues:
Revenues
Transaction fees—relationship trading	52%	54%
Transaction fees—active trading	24	21
User, settlement, and license fees	24	25
Total revenues	100	100
Operating Expenses
Salaries and benefits	47	44
Technology	6	6
General and administrative	7	5
Marketing	1	2
Professional fees	5	2
Depreciation and amortization	9	9
Total operating expenses	75	68
Operating income	25	32
Interest and other income, net	—	—
Income before income taxes	25	32
Provision for income taxes	10	14
Net income	15%	18%

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Total Revenues

Our total revenues increased $2.6 million, or 10%, to $30.0 million for the three months ended March 31, 2012, compared to $27.4 million for the three months ended March 31, 2011. The increase in total revenues was primarily attributable to an increase in transaction fees of $2.3 million.

Transaction fees—relationship trading.  Transaction fees—relationship trading increased $0.8 million, or 6%, to $15.6 million for the three months ended March 31, 2012, compared to $14.8 million for the three months ended March 31, 2011. The increase in revenues was driven by a 7% increase in trading volume due primarily to an increase in the number of relationship trading clients as well as an increase in the average volume per client. This increase was partially offset by a decrease in the average transaction fee per million of 2%, primarily due to a change in product mix and our tiered volume pricing model.

Transaction fees—active trading.  Transaction fees—active trading increased $1.5 million, or 26%, to $7.2 million for the three months ended March 31, 2012, compared to $5.8 million for the three months ended March 31, 2011. The increase in revenues was driven by a 36% increase in trading volume due primarily to an increase in active trading clients as well as an increase in the average volume per client. This increase was partially offset by a decrease in the average transaction fee per million of 8% primarily due to tiered volume pricing.

User, settlement, and license fees.  User, settlement, and license fees increased $0.3 million, or 5%, to $7.2 million for the three months ended March 31, 2012, compared to $6.9 million for the three months ended March 31, 2011. The increase was primarily attributable to a $0.2 million increase in user fees.

Operating Expenses

Our operating expenses increased $3.9 million, or 21%, to $22.4 million for the three months ended March 31, 2012, compared to $18.5 million for the three months ended March 31, 2011. The increase in operating expenses was primarily due to an increase in salaries and benefits of $2.0 million, technology expenses of $0.3 million, general and administrative expenses of $0.6 million and professional fees of $0.9 million.

Salaries and benefits.  Salaries and benefits increased $2.0 million, or 16%, to $14.1 million for the three months ended March 31, 2012, compared to $12.1 million for the three months ended March 31, 2011. This increase was primarily attributable to an increase in salaries and benefits and cash-based incentive compensation of $2.1 million due to increased headcount and compensation levels to support the growth in our business and $0.5 million in non-recurring costs related to the Company’s initial public offering, partially offset by a decrease of $0.7 million in stock-based compensation related to stock options.  Stock-based compensation was higher in the prior period primarily due to the issuance of approximately 1.3 million stock options during the fourth quarter of 2010, which are accounted for under the graded vesting method.

Technology.  Technology expenses increased $0.3 million, or 20%, to $1.9 million for the three months ended March 31, 2012, compared to $1.6 million for the three months ended March 31, 2011. The increase was primarily attributable to the increase in technology related costs associated with the growth in our business.

General and administrative.  General and administrative expenses increased $0.6 million, or 44%, to $2.1 million for the three months ended March 31, 2012, compared to $1.5 million for the three months ended March 31, 2011. The increase was primarily attributable to $0.3 million in non-recurring costs related to the Company’s initial public offering, $0.2 million in ongoing public company costs, and $0.1 million in increased occupancy costs to support the growth in our business.

Professional fees.  Professional fees increased $0.9 million, or 215%, to $1.3 million for the three months ended March 31, 2012, compared to $0.4 million for the three months ended March 31, 2011. The increase in professional fees was primarily attributable to $0.6 million non-recurring accounting, legal and consultant fees associated with our initial public offering and $0.2 million in ongoing public company costs.

Depreciation and amortization.  Depreciation and amortization expenses increased $0.1 million, or 6%, to $2.6 million for the three months ended March 31, 2012, compared to $2.4 million for the three months ended March 31, 2011. The increase was primarily attributable to $5.1 million in capital expenditures for the three months ended March 31, 2012, which were primarily related to upgrades to our datacenters and the continued development of our trading platform.

Provision for income taxes

Provision for income taxes decreased $0.8 million, or 21%, to $3.1 million for the three months ended March 31, 2012, compared to $3.9 million for the three months ended March 31, 2011. The decrease in our provision for income taxes was primarily due to a $1.3 million decrease in our pre-tax income and a decrease in our effective income tax rate from 42.8% to 39.8%. The decrease in our effective income tax rate was due to changes in the way we apportion our income to the states where we conduct business.

Liquidity and Capital Resources

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Overview of Our Debt and Liquidity

As of March 31, 2012, we had $48.9 million in cash and cash equivalents and $7.2 million in investments available-for-sale. These balances are maintained primarily to support operating activities and for capital expenditures and for short-term access to liquidity. As of March 31, 2011, our regulatory capital requirements were $1.0 million.

On January 24, 2012, our board of directors declared a pro rata dividend of $2.23 per share, or approximately $63.1 million in the aggregate, to record holders of our outstanding Series A Preferred Stock and common stock, and a dividend equivalent payment of $2.23 per share of common stock underlying each vested stock option to holders of outstanding vested stock options, for an aggregate payment to these option holders of approximately $6.9 million. The Company paid the dividend and dividend equivalent payments in February 2012.

Historically, we have funded our operations and met our capital expenditure requirements primarily from our cash flows provided by operating activities and through equity financing. Our principal uses of cash have been for funding our operating expenses, capital expenditures and acquisitions.

On January 26, 2012, we entered into a revolving credit facility with Bank of America, N.A., as agent, and the lenders party thereto from time to time (the “Revolving Credit Facility”) which became effective on February 14, 2012 upon the consummation of our initial public offering. The Revolving Credit Facility provides for an aggregate maximum borrowing of $65.0 million and has a three-year term. The Revolving Credit Facility has an increase option which will permit the aggregate commitments to be increased, upon our request and subject to existing or new lenders providing such incremental commitments, to $75.0 million. Such increase in commitments is subject to the satisfaction of customary closing conditions. The Revolving Credit Facility has a $5.0 million sublimit for swingline loans.  As of March 31, 2012, there were no borrowings outstanding under the Revolving Credit Facility.

We expect our principal sources of future liquidity to come from cash flows provided by operating activities, borrowings under our Revolving Credit Facility and other financing activities we may pursue.

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

Cash Flows

The table below summarizes our primary uses of cash for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net cash used in:
Operating activities	$2,898	$1,636
Investing activities	5,121	2,118
Financing activities	70,849	—
Net decrease in cash and cash equivalents	$78,868	$3,754

Operating activities

Net cash used in operating activities was $2.9 million for the three months ended March 31, 2012, compared to $1.6 million for the three months ended March 31, 2011. The increase of $1.3 million in net cash used in operating activities was primarily attributable to a decrease in net income of $0.5 million and increases in working capital and other assets of $1.9 million primarily related to income taxes, and was partially offset by a decrease of $1.2 million in non-cash expenses related to depreciation and amortization, stock-based compensation, bad debt expense, deferred taxes, amortization of deferred financing costs and deferred rent.

Investing activities

Net cash used in investing activities was $5.1 million for the three months ended March 31, 2012, compared to $2.1 million for the three months ended March 31, 2011. The increase in net cash used in investing activities was primarily due to an increase of

$1.7 million in property and equipment purchases and an increase of $1.3 million in capitalized software.  These increases were primarily attributable to upgrades to our datacenters and the continued development of our trading platform.

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

Financing activities

Net cash used in financing activities was $70.8 million for the three months ended March 31, 2012, which consisted of $70.0 million in dividend and dividend equivalent payments in February 2012 and the payment of $0.8 million in deferred financing costs.

Inflation

We believe inflation has not had a material effect on our financial condition or results of operations in the three months ended March 31, 2012 or 2011.

Off-Balance Sheet Arrangements

As of March 31, 2012 and 2011, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”), which provides, subject to certain conditions, the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company early adopted ASU 2011-08 for its annual goodwill impairment analysis that was performed as of November 30, 2011. The adoption of ASU 2011-08 did not have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

In June 2011, FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income”. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. In accordance with this standard, an entity may elect to present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements. The Company early adopted of ASU 2011-05 in June 2011 and has retrospectively presented its financial statements for all periods presented in accordance with this standard.

Item 3.                    Quantitative and Qualitative Disclosure About Market Risk.

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to the money market instruments and short-term fixed income securities in which we invest. As of March 31, 2012, we had $48.9 million in cash and cash equivalents and $7.2 million in investments available-for-sale.  We currently derive a minimal amount of interest income on our cash balances as interest rates are near zero. Based on our cash and cash equivalents at March 31, 2012, we estimate that a 100 basis point increase in interest rates would increase our annual pre-tax income by approximately $0.5 million.

Foreign Currency Risks

We are also exposed to market risk from changes in foreign currency exchange rates, which could affect operating results as well as our financial position and cash flows. Our foreign currency exposures include the British Pound, Singapore Dollar, Australian Dollar, Hong Kong Dollar, Japanese Yen, Euro, Swiss Franc and Indian Rupee because of transactions denominated in these currencies. Fluctuations in the rate of exchange between the U.S. dollar and these foreign currencies could adversely affect our financial results. Approximately 21% of our operating expenses for the three months ended March 31, 2012 were incurred in currencies other than the U.S. dollar, mainly the British Pound.

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

Regulatory Risk

Various foreign government bodies and self-regulatory organizations responsible for overseeing our business activities require that we maintain specified minimum levels of regulatory capital in our operating subsidiaries. If not properly monitored or adjusted, our regulatory capital levels could fall below the required minimum amounts set by our regulators, which could expose us to various sanctions ranging from fines and censure to the imposition of partial or complete restrictions on our ability to conduct business. To mitigate this risk, we periodically evaluate the levels of regulatory capital at each of our operating subsidiaries and adjust the amounts of regulatory capital in each operating subsidiary as necessary to ensure compliance with all regulatory capital requirements. This may increase or decrease as required by regulatory authorities from time to time. We also maintain excess regulatory capital to provide liquidity during periods of unusual or unforeseen market volatility, and we intend to continue to follow this policy. In addition, we monitor regulatory developments regarding capital requirements to be prepared for increases in the required minimum levels of regulatory capital that may occur from time to time in the future. As of March 31, 2012, we had $1.0 million in regulatory capital requirements at our regulated subsidiaries, the majority of which related to our India subsidiary.

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

Item 4.                    Controls and Procedures.

Evaluation of Disclosure Controls Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                    Legal Proceedings.

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

Item 1A.                 Risk Factors.

“Part I. Item 1A.—Risk Factors” of 2011 Form 10-K includes a discussion of our risk factors. There have been no material changes to those risk factors described in our 2011 Form 10-K. The risks described in our 2011 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.

The Company completed its initial public offering in February 2012. As a result of the initial public offering, all shares of the Company’s Series A Preferred Stock converted into 7,240,738 shares of common stock. Upon completion of the initial public offering, the Company granted 100 shares of its common stock to each of its employees, or 20,800 shares in the aggregate. In addition upon the completion of the initial public offering, the Company also issued 425,000 stock options subject to a four-year vesting period to employees and 12,501 shares of the Company’s common stock subject to a one-year vesting period to its non-employee directors.

The offers, sales and issuances of the securities described in this Item 2 were deemed to be exempt from registration under the Securities Act under either (1) Rule 701 promulgated under the Securities Act as offers and sale of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701 or (2) Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof. All recipients had adequate access, through their relationships with us, to information about us.

Item 3.                    Defaults Upon Senior Securities.

None.

Item 4.                    Mining Safety Disclosures.

Not Applicable.

Item 5.                    Other Information.

None.

Item 6.                    Exhibits.

See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FX ALLIANCE INC.
(Registrant)

Dated: May 8, 2012	By:	/s/ Philip Z. Weisberg
Name: Philip Z. Weisberg
Title: Chief Executive Officer

Dated: May 8, 2012	By:	/s/ John W. Cooley
Name: John W. Cooley
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certificate by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements from FX Alliance Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012, filed with the Securities and Exchange Commission on May 8, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Stockholders’ Equity and (iv) the Notes to Consolidated Financial Statements.