Form 10-Q
period 2012-06-30
FX Alliance Inc.
filed 2012-08-06
CIK 1529979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2012

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

As of August 1, 2012, the Registrant had 28,474,998 shares of Common Stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.                    Financial Statements.

FX ALLIANCE INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$61,526	$127,722
Investments available-for-sale	7,241	7,077
Accounts receivable, net	16,531	13,122
Income taxes receivable	5,979	7,748
Deferred income taxes	5,010	5,390
Prepaid expenses and other current assets	2,323	2,284
Total current assets	98,610	163,343
Software development costs (net of accumulated amortization of $43,924 and $40,886 as of June 30, 2012 and December 31, 2011, respectively)	22,756	19,746
Property and equipment (net of accumulated depreciation of $23,606 and $21,614 as of June 30, 2012 and December 31, 2011, respectively)	12,334	11,379
Deferred income taxes, net of current portion	9,858	11,298
Intangible assets, net	1,819	2,016
Goodwill	2,999	2,999
Other assets	2,546	1,730
Total assets	$150,922	$212,511
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$3,670	$5,985
Accrued compensation	9,870	13,575
Income taxes payable	1,722	924
Deferred revenues	226	287
Total current liabilities	15,488	20,771
Long term liabilities
Deferred rent	2,743	3,011
Commitments and Contingencies
Redeemable Convertible Series A Preferred Stock, $0.0001 par value, Authorized—0 and 7,240,738 shares as of June 30, 2012 and December 31, 2011, respectively; Issued and outstanding—0 and 7,240,738 shares as of June 30, 2012 and December 31, 2011, respectively	—	109,276
Stockholders’ Equity
Preferred stock, $0.0001 par value, Authorized—20,000,000 and 0 shares as of June 30, 2012 and December 31, 2011, respectively; Issued and outstanding—0 shares as of June 30, 2012 and December 31, 2011	—	—
Common stock, $0.0001 par value, Authorized—150,000,000 and 35,000,000 shares as of June 30, 2012 and December 31, 2011, respectively; Issued and outstanding—28,443,941 and 21,053,899 shares as of June 30, 2012 and December 31, 2011, respectively	3	2
Additional paid-in capital	123,051	17,144
Accumulated other comprehensive income, net of tax	78	33
Retained earnings	9,559	62,274
Total stockholders’ equity	132,691	79,453
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$150,922	$212,511

See accompanying notes to the consolidated financial statements.

FX ALLIANCE INC.

 Consolidated Statements of Operations and Comprehensive Income

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Transaction fees	$23,987	$22,821	$46,792	$43,336
User, settlement, and license fees	7,409	6,608	14,625	13,477
Total revenues	31,396	29,429	61,417	56,813
Operating Expenses
Salaries and benefits	12,703	12,460	26,814	24,590
Technology	1,940	1,448	3,838	3,032
General and administrative	1,989	1,523	4,100	2,992
Marketing	355	356	696	789
Professional fees	1,295	351	2,640	778
Depreciation and amortization	2,657	2,434	5,227	4,866
Total operating expenses	20,939	18,572	43,315	37,047
Operating income	10,457	10,857	18,102	19,766
Interest and other income (expense), net	(122)	51	(80)	141
Income before income taxes	10,335	10,908	18,022	19,907
Provision for income taxes	4,116	4,673	7,179	8,527
Net income	$6,219	$6,235	$10,843	$11,380
Accretion and allocated earnings of Series A Preferred Stock	—	2,954	1,276	5,604
Net income allocated to common stockholders	$6,219	$3,281	$9,567	$5,776
Earnings per common share:
Basic	$0.22	$0.16	$0.36	$0.27
Diluted	$0.21	$0.15	$0.35	$0.27
Weighted-average common shares outstanding:
Basic	28,336,566	21,043,899	26,769,958	21,043,899
Diluted	29,433,797	21,582,989	27,712,678	21,517,390

Comprehensive income
Net income	$6,219	$6,235	$10,843	$11,380
Unrealized gains (losses) on marketable securities, net of tax	4	20	45	(13)
Comprehensive income	$6,223	$6,255	$10,888	$11,367

See accompanying notes to the consolidated financial statements.

FX ALLIANCE INC.

 Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net Income	$10,843	$11,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,227	4,866
Stock-based compensation	1,947	2,817
Bad debt expense	—	171
Amortization of deferred financing costs	104	—
Deferred taxes	1,762	(1,397)
Deferred rent	(262)	250
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,408)	(2,462)
Decrease in income taxes receivable	1,770	—
Increase in prepaid and other assets	(130)	(862)
Decrease in accounts payable and accrued expenses	(2,322)	(1,080)
Decrease in accrued compensation	(3,705)	(4,260)
Increase in income tax payable	799	3,970
Decrease in deferred revenues	(60)	(47)
Net cash provided by operating activities	12,565	13,346
Cash flows from investing activities
Purchases of property and equipment	(2,947)	(1,763)
Capitalization of software development costs	(6,048)	(4,221)
Purchase of investments available-for-sale	(90)	(129)
Acquisition, net of cash acquired	—	2,342
Net cash used in investing activities	(9,085)	(3,771)
Cash flows from financing activities
Proceeds from stock option exercises	1,118	—
Windfall tax benefits from stock-based compensation	55	—
Dividends paid	(70,018)	—
Payment of deferred financing costs	(831)	—
Net cash used in financing activities	(69,676)	—

Net increase (decrease) in cash and cash equivalents	(66,196)	9,575
Cash and cash equivalents
Beginning of the year	127,722	96,682
End of period	$61,526	$106,257

Supplemental disclosures of cash flow information:
Income taxes paid, net	$2,794	$5,960

See accompanying notes to the consolidated financial statements.

FX ALLIANCE INC.

 Consolidated Statement of Stockholders’ Equity

(in thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total

Balance at December 31, 2011	$2	$17,144	$33	$62,274	$79,453
Stock-based compensation	—	1,947	—	—	1,947
Proceeds from stock option exercises	—	1,118	—	—	1,118
Windfall tax benefits from stock-based compensation, net	—	27	—	—	27
Other comprehensive income, net of tax	—	—	45	—	45
Accretion of Series A Preferred Stock	—	—	—	(864)	(864)
Conversion of Series A Preferred Stock	1	110,139	—	—	110,140
Dividends paid	—	(7,324)	—	(62,694)	(70,018)
Net income	—	—	—	10,843	10,843
Balance at June 30, 2012	$3	$123,051	$78	$9,559	$132,691

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

For the three and six months ended June 30, 2011 revenues of $15,286 and $29,291, respectively were earned from customers who were related parties of the Company.  As of December 31, 2011, $6,087 of accounts receivable were from customers who were related parties of the Company.

Note 4. Income Taxes

The provision for income taxes consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total current provision	$3,621	$5,439	$5,388	$9,924
Total deferred provision (benefit)	495	(766)	1,791	(1,397)
Provision for income taxes	$4,116	$4,673	$7,179	$8,527

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

Note 5. Credit Facility

In January 2012, the Company entered into a revolving credit facility with Bank of America, N.A., as agent, and the lenders party thereto from time to time (the “Revolving Credit Facility”) which became effective in February 2012 upon the consummation of our initial public offering. The Revolving Credit Facility provides for an aggregate maximum borrowing of $65.0 million and has a three-year term. The Revolving Credit Facility has an increase option which will permit the aggregate commitments to be increased, upon the Company’s request and subject to existing or new lenders providing such incremental commitments, to $75.0 million. Such increase in commitments is subject to the satisfaction of customary closing conditions. The Revolving Credit Facility has a $5.0 million sublimit for swingline loans.  As of June 30, 2012, there were no borrowings outstanding under the Revolving Credit Facility.

The Company incurred financing costs of $831 which have been deferred and are being amortized over the three-year term of the Revolving Credit Facility and charged to interest expense.

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

 Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)

Redeemable Convertible Series A Preferred Stock

As of December 31, 2011, the Company had 7,240,738 authorized shares of Series A Preferred Stock, all of which were outstanding. The Series A Preferred Stock converted into shares of the Company’s common stock at an exchange ratio of 1:1 upon the consummation of the Company’s initial public offering.

The redemption features of the Series A Preferred Stock required that it be treated as mezzanine equity. The Company was accreting the initial value of the Series A Preferred Stock to its estimated redemption value of $114.0 million using the effective interest method through August 2012. The accretion amounts were recorded as a reduction to retained earnings. The Company recorded an increase in the fair value of the Series A Preferred Stock of $864 through February 8, 2012 since the Series A Preferred Stock converted into shares of the Company’s common stock upon consummation of the Company’s initial public offering.  For the three and six months ended June 30, 2011, the Company recorded an increase in the fair value of the Series A Preferred Stock of $1,824 and $3,616, respectively.

Dividend

In January 2012, the board of directors declared a dividend of $63,097 to be paid, pro rata, to holders of the Company’s common stock and Series A Preferred Stock and a dividend equivalent payment of $6,921 to holders of vested options to purchase the Company’s common stock.  The total dividend and dividend equivalent payments of $70,018 were paid in February 2012 and were recorded as a reduction in retained earnings of $62,694 and as a reduction in additional paid-in capital of $7,324.

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

In February 2012, the Company adopted the 2012 Incentive Compensation Plan (the “2012 Plan”). The 2012 Plan provides for the grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. Upon the adoption of the 2012 Plan, no additional shares are anticipated to be issued under the 2006 Plan.  As of June 30, 2012, there were 4,471,139 shares available for grant under the 2012 Plan.

Stock Options

The following table presents stock option activity during the six months ended June 30, 2012:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	4,524,827	$11.88
Granted	555,000	13.24
Exercised	(104,443)	10.70
Cancelled and forfeited	(191,695)	11.39
Anti-dilution adjustment	264,161	10.91
Outstanding at June 30, 2012	5,047,850	$11.45	6.3 years	$21,689
Exercisable at June 30, 2012	2,972,784	$11.42	4.8 years	$12,755

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

The following table represents the weighted-average assumptions used for the Black-Scholes options pricing model to determine the per share weighted-average fair value for options granted for the six months ended June 30, 2012:

Six Months Ended June 30, 2012
Expected life (years)	6.25
Risk-free interest rate	1.18%
Expected stock price volatility	46.91%
Expected dividend yield	0.00%
Weighted-average fair value per option granted	$5.87

The Company recognized stock-based compensation expense related to stock options of $994 and $1,522 for the three months ended June 30, 2012 and 2011, respectively, and $1,611 and $2,817 for the six months ended June 30, 2012 and 2011, respectively . The total income tax benefit recognized related to this stock-based compensation was $383 and $657 for the three months ended June 30, 2012 and 2011, respectively, and $621 and $1,216 for the six months ended June 30, 2012 and 2011, respectively.

The total intrinsic value of stock options exercised was $593 for the three and six months ended June 30, 2012.  The actual tax benefit realized from the stock option exercises during the three and six months ended June 30, 2012 was $229.

As of June 30, 2012, the Company estimated unrecognized compensation cost related to stock options of $5,458 which is expected to be recognized over a weighted-average period of 2.86 years.

Restricted Stock and Stock Grants

Upon completion of the initial public offering the Company granted 100 fully vested shares of its common stock to each of its employees, or 20,800 shares in the aggregate, and 4,167 shares of its common stock subject to a one-year vesting period to each of its non-employee directors, or 12,501 shares in the aggregate.  In May 2012, the Company granted 2,890 shares of its common stock subject to a one-year vesting period to each of its four new non-employee directors, or 11,560 shares in the aggregate. The Company recognized stock-based compensation expense related to these grants of $67 and $336 for the three and six months ended June 30, 2012, respectively.  The total income tax benefit recognized related to this stock-based compensation was $26 and $130 for the three and six months ended June 30, 2012, respectively.

As of June 30, 2012, the Company estimated unrecognized compensation cost related to restricted stock of $263 which is expected to be recognized over a weighted-average period of 0.77 years.

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

The following table sets forth the computation of the basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic earnings per common share
Net income	$6,219	$6,235	$10,843	$11,380
Accretion of Series A Preferred Stock	—	(1,824)	(864)	(3,616)
Allocated earnings to Series A Preferred Stock	—	(1,130)	(412)	(1,988)
Net income allocated to common stockholders	6,219	3,281	9,567	5,776
Basic weighted-average common shares outstanding	28,336,566	21,043,899	26,769,958	21,043,899
Basic earnings per common share	$0.22	$0.16	$0.36	$0.27
Diluted earnings per common share
Net income allocated to common stockholders	$6,219	$3,281	$9,567	$5,776
Basic weighted-average common shares outstanding	28,336,566	21,043,899	26,769,958	21,043,899
Effect of dilutive potential common shares:
Series A Preferred Stock	—	—	—	—
Stock options and restricted stock	1,097,231	539,090	942,720	473,491
Diluted weighted-average shares outstanding	29,433,797	21,582,989	27,712,678	21,517,390
Diluted earnings per share	$0.21	$0.15	$0.35	$0.27

The following table shows the weighted-average number of anti-dilutive shares excluded from the diluted EPS calculation for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Options to purchase common stock	437,846	1,747,669	346,412	2,362,360
Conversion of Series A Preferred Stock	—	7,240,738	1,551,587	7,240,738
Total options and conversion of Series A Preferred Stock	437,846	8,988,407	1,897,999	9,603,098

FX Alliance Inc.

 Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)

The following table sets forth the computation of pro forma basic and diluted earnings per common share assuming the conversion of the Series A Preferred Stock at the beginning of each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Pro forma basic earnings per common share
Net income allocated to common stockholders	$6,219	$3,281	$9,567	$5,776
Accretion of Series A Preferred Stock	—	1,824	864	3,616
Allocated earnings to Series A Preferred Stock	—	1,130	412	1,988
Net income	$6,219	$6,235	$10,843	$11,380
Weighted-average common shares outstanding	28,336,566	21,043,899	26,769,958	21,043,899
Adjustment to reflect assumed effect of conversion of Series A Preferred Stock	—	7,240,738	1,551,587	7,240,738

Pro forma weighted-average common shares outstanding	28,336,566	28,284,637	28,321,545	28,284,637
Pro forma basic earnings per common share	$0.22	$0.22	$0.38	$0.40
Pro forma diluted earnings per common share
Net income allocated to common stockholders	$6,219	$3,281	$9,567	$5,776
Accretion of Series A Preferred Stock	—	1,824	864	3,616
Allocated earnings to Series A Preferred Stock	—	1,130	412	1,988
Net income	$6,219	$6,235	$10,843	$11,380
Basic weighted-average common shares outstanding	28,336,566	21,043,899	26,769,958	21,043,899
Effect of dilutive potential common shares:
Adjustment to reflect assumed effect of conversion of Series A Preferred Stock	—	7,240,738	1,551,587	7,240,738
Stock options and restricted stock	1,097,231	539,090	942,720	473,491
Pro forma diluted weighted-average shares outstanding	29,433,797	28,823,727	29,264,265	28,758,128
Pro forma diluted earnings per share	$0.21	$0.22	$0.37	$0.40

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

In July 2012, a stockholder class action suit was filed against the Company, seeking amongst other things, an injunction prohibiting consummation of the proposed merger agreement (see Note 11), rescission of the merger agreement (in the event it has already been consummated), imposition of a constructive trust, compensatory or rescissory damages, and costs and disbursements, including expenses, attorneys and experts fees.  The Company believes the plaintiffs’ allegations lack merit and will vigorously contest them.

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

Note 11. Subsequent Events

On July 8, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Thomcorp Holdings Inc., a Delaware corporation (“Parent”), CB Transaction Corp., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), and, solely with respect to Section 9.13 of the Merger Agreement, Thomson Reuters Corporation, a corporation under the laws of the Province of Ontario, Canada.  Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, Merger Sub commenced a tender offer (the “Offer”) on July 18, 2012 to acquire all of the issued and outstanding shares of common stock, $0.0001 par value per share, of the Company (“Company Common Stock”) at a purchase price of $22.00 per share, net to the holder in cash, without interest (the “Offer Price”) and, subject to any required withholding of taxes.  The transactions contemplated by the Merger Agreement are expected to be completed by the end of the third quarter.

It is a condition to Merger Sub’s obligation to purchase the shares tendered in the Offer that the number of shares of Company Common Stock that have been validly tendered and not properly withdrawn, together with any shares of Company Common Stock then owned by Parent and Merger Sub, equal at least a majority of the Company Common Stock outstanding, on a fully diluted basis, as of the expiration of the Offer.  In addition, the obligation of Merger Sub to purchase shares tendered in the Offer is subject to (i) the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the receipt of approval of Parent (and any other potential controllers in Parent’s group, to the extent required) from the Financial Services Authority of the United Kingdom (the conditions in (i) and (ii) collectively, the “Regulatory Approvals”) and (iii) other customary closing conditions.

Following the consummation of the Offer and subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”).  As a result of the Merger, each issued and outstanding share of Company Common Stock (other than shares of Company Common Stock held by Parent and its subsidiaries or held by the Company and its subsidiaries, or held by stockholders who are entitled to demand, and who properly demand, appraisal rights) that is not tendered pursuant to the Offer will be converted into the right to receive an amount in cash equal to the Offer Price, without interest and subject to any required withholding of taxes. Following the effective time of the Merger, the separate corporate existence of Merger Sub shall cease, and the Company shall continue as the surviving corporation in the Merger. The closing of the Merger is subject to approval of the Merger by the holders of a majority of the Company Common Stock; however, the parties have agreed that if, after the purchase of the Company Common Stock tendered in the Offer and after giving effect to any shares purchased pursuant to the Merger Agreement provisions described in the next paragraph, Parent, Merger Sub and their respective subsidiaries own at least 90% of the outstanding Company Common Stock, then, following the satisfaction or waiver of the other conditions to the closing of the Merger, Parent shall execute a “short-form” Merger pursuant to applicable Delaware General Corporation Law, which will not require the consent of the Company’s stockholders. In addition to stockholder approval, to the extent required, the Merger is also conditioned upon the absence of certain legal restraints and the acceptance of payment by Merger Sub of all the shares of Company Common Stock validly tendered and not withdrawn pursuant to the Offer.

The Company has also granted to Merger Sub an irrevocable option (the “Top-Up Option”) to purchase a number of newly issued shares of Company Common Stock, at a price per share equal to the Offer Price, equal to at least the number of shares that, when added to the number of shares of Company Common Stock directly or indirectly owned by Parent and Merger Sub at the time of exercise, shall constitute one share more than 90% of the shares of Company Common Stock outstanding immediately after exercise of the Top-Up Option.  The Top-Up Option may not be exercised and will terminate if at the closing of the Offer (and any subsequent offering period thereto) the minimum number of shares issuable upon exercise of the Top-Up Option would exceed the number of shares of Company Common Stock that are authorized and unissued and unreserved.  Merger Sub will be obligated to exercise the Top-Up Option promptly after the closing of the Offer (or any subsequent offering period thereto) if such exercise would cause Merger Sub to hold at least one share more than 90% of the shares of Company Common Stock outstanding immediately after exercise of the Top-Up Option.

Effective upon the closing of the Offer and from time to time thereafter, pursuant to the Merger Agreement, Merger Sub shall be entitled to designate the number of directors on the Company’s board of directors equal to the product of (i) the total number of directors on the Company’s board of directors, and (ii) the percentage that the number of shares of Company Common Stock beneficially owned by Parent and Merger Sub at such time bears to the total number of shares of Company Common Stock

FX Alliance Inc.

 Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)

outstanding (determined on a fully-diluted basis); provided, however, that prior to the effective time of the Merger the Company’s board of directors shall always have at least three members of the Company’s board of directors who are independent for purposes of Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Independent Directors”), and allow the Independent Directors who are members of the audit committee immediately prior to the date of the Merger Agreement to remain the sole members of the audit committee.  Until the effective time of the Merger, the approval of a majority of the Independent Directors shall be required to authorize the Company to, among other things: (i) amend, modify or terminate the Merger Agreement or amend or modify the terms of the Offer or the Merger, (ii) exercise or waive any of the Company’s rights or remedies under the Merger Agreement, (iii) extend the time for performance of, or waive, any of the obligations or other acts of Parent or Merger Sub under the Merger Agreement, (iv) enforce any obligation of Parent or Merger Sub under the Merger Agreement and (v) amend or otherwise modify in any manner adverse to the Company’s stockholders the certificate of incorporation or bylaws of the Company.  The parties agreed that after the closing of the Offer, upon Parent’s request, they will take all actions reasonably necessary to elect to be treated as a “controlled company” (within the meaning of the listing requirements of the New York Stock Exchange).

The Merger Agreement contains representations, warranties and covenants of the parties customary for a transaction of this type, including, among other things, a covenant not to solicit alternative transactions or to provide information or enter into discussions in connection with alternative transactions, subject to certain exceptions to allow the Company’s board of directors to exercise its fiduciary duties.

The Merger Agreement contains certain termination rights for Parent and the Company including, with respect to the Company, the right to terminate the Merger Agreement to enter into an agreement with respect to a Superior Proposal (as defined in the Merger Agreement) subject to certain terms and conditions.  In connection with the termination of the Merger Agreement under certain circumstances, including with respect to the Company’s entry into an agreement with respect to a Superior Proposal, the Company is required to pay Parent a termination fee equal to $14.5 million.  Parent will be required to pay the Company a termination fee equal to $14.5 million under certain circumstances, including failure to obtain the Regulatory Approvals.

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

Recent Events

On July 8, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Thomcorp Holdings Inc., a Delaware corporation (“Parent”), CB Transaction Corp., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), and, solely with respect to Section 9.13 of the Merger Agreement, Thomson Reuters Corporation, a corporation under the laws of the Province of Ontario, Canada.  Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, Merger Sub commenced a tender offer (the “Offer”) on July 18, 2012 to acquire all of the issued and outstanding shares of common stock, $0.0001 par value per share, of the Company (“Company Common Stock”) at a purchase price of $22.00 per share, net to the holder in cash, without interest (the “Offer Price”) and, subject to any required withholding of taxes.  For more information regarding the Offer and the Merger Agreement, see Note 11 to the Consolidated Financial Statements.

Key Operating Metrics

We believe that there are two key variables that impact the revenues earned by us:

•                  the volumes that are transacted on our platform; and

•                  the amount of transaction fees that we collect for trades executed through the platform (which are a result of our pricing tiers and the mix of contracts that we transact).

Volume is a function of the number of clients and the frequency that they transact on our platform. The table below sets forth our trading volume, trading days and average daily volumes for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total Trading Volume (in millions)(1)
Relationship Trading	$4,577,826	$4,355,764	$8,928,708	$8,405,290
Active Trading	1,334,048	1,131,427	2,538,318	2,017,738
Total	$5,911,874	$5,487,191	$11,467,026	$10,423,028
Trading Days(2)	64	64	128	128
Average Daily Volume (in millions)
Relationship Trading	$71,529	$68,059	$69,755	$65,666
Active Trading	20,845	17,678	19,831	15,764
Total	$92,374	$85,737	$89,586	$81,430

(1)                                  Notional U.S. dollar-equivalent (calculated at the time of trade) of trades executed on FXall generating variable transaction fees (counting one side of the transaction).

(2)                                  We count trading days to include each Monday through Friday excluding New Year’s Day, Good Friday and Christmas Day.

Transaction fees are tied directly to the volume of trading on our platform and, accordingly, to global FX trading volumes. The amount of transaction fees reflects a blended average of our pricing at various tiers across our products.  The following table sets forth our average transaction fee per million of notional amount for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Average Transaction Fee per Million
Relationship Trading	$3.51	$3.63	$3.54	$3.63
Active Trading	5.94	6.21	5.97	6.34
Total	$4.06	$4.16	$4.08	$4.16

User, settlement, and license fees are generally variable based on the number of billable users with system access and the number of post-trade messages generated using Settlement Center. For the three and six months ended June 30, 2012, of the total revenues generated by this category, user fees accounted for approximately 57% and 59%, respectively, settlement fees accounted for approximately 16% and 16%, respectively, and license and other fees accounted for approximately 27% and 25%, respectively.

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

Operating Expenses

Salaries and benefits.  Salaries and benefits are our most significant expense and include employee salaries, cash-based incentive compensation, stock-based compensation, employee benefits, payroll taxes, recruiting costs, training and other related employee costs. These expenses generally increase as we add staff to support growth in customers and volumes and to develop and support additional systems. We have capitalized employee compensation, benefits and consultant costs related to software development of $3.0 million and $2.5 million for the three months ended June 30, 2012 and 2011, respectively, and $6.0 million and $4.2 million for the six months ended June 30, 2012 and 2011, respectively.

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

Results of Operations

The table below sets forth our consolidated results of operations in thousands of dollars and as a percentage of total revenues for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Consolidated Statements of Operations Data:
Revenues
Transaction fees—relationship trading	$16,067	$15,798	$31,641	$30,553
Transaction fees—active trading	7,920	7,023	15,151	12,783
User, settlement, and license fees	7,409	6,608	14,625	13,477
Total revenues	31,396	29,429	61,417	56,813
Operating Expenses
Salaries and benefits	12,703	12,460	26,814	24,590
Technology	1,940	1,448	3,838	3,032
General and administrative	1,989	1,523	4,100	2,992
Marketing	355	356	696	789
Professional fees	1,295	351	2,640	778
Depreciation and amortization	2,657	2,434	5,227	4,866
Total operating expenses	20,939	18,572	43,315	37,047
Operating income	10,457	10,857	18,102	19,766
Interest and other income (expense), net	(122)	51	(80)	141
Income before income taxes	10,335	10,908	18,022	19,907
Provision for income taxes	4,116	4,673	7,179	8,527
Net income	$6,219	$6,235	$10,843	$11,380
Percentage of Total Revenues:
Revenues
Transaction fees—relationship trading	51%	54%	51%	54%
Transaction fees—active trading	25	24	25	22
User, settlement, and license fees	24	22	24	24
Total revenues	100	100	100	100
Operating Expenses
Salaries and benefits	41	43	44	43
Technology	6	5	6	5
General and administrative	6	5	7	5
Marketing	1	1	1	2
Professional fees	4	1	4	1
Depreciation and amortization	9	8	9	9
Total operating expenses	67	63	71	65%
Operating income	33	37	29	35
Interest and other income, net	—	—	—	—
Income before income taxes	33	37	29	35
Provision for income taxes	13	16	11	15
Net income	20%	21%	18%	20%

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Total Revenues

Our total revenues increased $2.0 million, or 7%, to $31.4 million for the three months ended June 30, 2012, compared to $29.4 million for the three months ended June 30, 2011. The increase in total revenues was primarily attributable to an increase in transaction fees of $1.2 million and an increase in user, settlement and license fees of $0.8 million.

Transaction fees—relationship trading.  Transaction fees—relationship trading increased $0.3 million, or 2%, to $16.1 million for the three months ended June 30, 2012, compared to $15.8 million for the three months ended June 30, 2011. The increase in revenues was driven by a 5% increase in trading volume due primarily to an increase in the number of relationship trading clients. This increase was partially offset by a decrease in the average volume per client and decrease in the average transaction fee per million of 3%, primarily due to a change in product mix and our tiered volume pricing model.

Transaction fees—active trading.  Transaction fees—active trading increased $0.9 million, or 13%, to $7.9 million for the three months ended June 30, 2012, compared to $7.0 million for the three months ended June 30, 2011. The increase in revenues was driven by an 18% increase in trading volume due primarily due to an increase in active trading clients. This increase was partially offset by a decrease in the average volume per client and a decrease in the average transaction fee per million of 4% primarily due to tiered volume pricing.

User, settlement, and license fees.  User, settlement, and license fees increased $0.8 million, or 12%, to $7.4 million for the three months ended June 30, 2012, compared to $6.6 million for the three months ended June 30, 2011. The increase was primarily attributable to $0.4 million in increased license fees for our white-labeled enterprise solutions and $0.2 million in increased fees related to post-trade messaging for transaction settlement.

Operating Expenses

Our operating expenses increased $2.4 million, or 13%, to $20.9 million for the three months ended June 30, 2012, compared to $18.6 million for the three months ended June 30, 2011. The increase in operating expenses was primarily due to an increase in technology expenses of $0.5 million, general and administrative expenses of $0.5 million and professional fees of $0.9 million.

Salaries and benefits.  Salaries and benefits increased $0.2 million, or 2%, to $12.7 million for the three months ended June 30, 2012, compared to $12.5 million for the three months ended June 30, 2011. This increase was primarily attributable to an increase in salaries and benefits and cash-based incentive compensation of $0.7 million due to increased headcount and compensation levels to support the growth in our business, partially offset by a decrease of $0.5 million in stock-based compensation.  Stock-based compensation was higher in the prior period primarily due to the issuance of approximately 1.3 million stock options during the fourth quarter of 2010, which are accounted for under the graded vesting method.

Technology.  Technology expenses increased $0.5 million, or 34%, to $1.9 million for the three months ended June 30, 2012, compared to $1.4 million for the three months ended June 30, 2011. The increase was primarily attributable to the increase in technology related costs associated with the growth in our business.

General and administrative.  General and administrative expenses increased $0.5 million, or 31%, to $2.0 million for the three months ended June 30, 2012, compared to $1.5 million for the three months ended June 30, 2011. The increase was primarily attributable to $0.3 million in increased occupancy costs to support the growth in our business and $0.3 million in ongoing public company costs, which were partially offset by a decrease in bad debt expense of $0.1 million.

Professional fees.  Professional fees increased $0.9 million, or 269%, to $1.3 million for the three months ended June 30, 2012, compared to $0.4 million for the three months ended June 30, 2011. The increase in professional fees was primarily attributable to $0.3 million in legal fees incurred in connection with the merger agreement entered into on July 8, 2012 (see Note 11 to the Consolidated Financial Statements), $0.3 million in consulting fees related to the proposed move of our London offices which was cancelled due to the merger agreement, and $0.1 million in ongoing public company costs.

Depreciation and amortization.  Depreciation and amortization expenses increased $0.2 million, or 9%, to $2.7 million for the three months ended June 30, 2012, compared to $2.4 million for the three months ended June 30, 2011. The increase was primarily attributable to $2.9 million in purchases of property and equipment during the first half of 2012, which were primarily related to upgrades to our datacenters.

Provision for income taxes

Provision for income taxes decreased $0.6 million, or 12%, to $4.1 million for the three months ended June 30, 2012, compared to $4.7 million for the three months ended June 30, 2011. The decrease in our provision for income taxes was primarily due to a decrease in our effective income tax rate from 42.8% to 39.8%, and a $0.6 million decrease in our pre-tax income. The decrease in our effective income tax rate was due to changes in the way we apportion our income to the states where we conduct business.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Total Revenues

Our total revenues increased $4.6 million, or 8%, to $61.4 million for the six months ended June 30, 2012, compared to $56.8 million for the six months ended June 30, 2011. The increase in total revenues was primarily attributable to an increase in transaction fees of $3.5 million and an increase in user, settlement and license fees of $1.1 million.

Transaction fees—relationship trading.  Transaction fees—relationship trading increased $1.1 million, or 4%, to $31.6 million for the six months ended June 30, 2012, compared to $30.6 million for the six months ended June 30, 2011. The increase in revenues was driven by a 6% increase in trading volume due primarily to an increase in the number of relationship trading clients. This increase was partially offset by a decrease in the average volume per client and decrease in the average transaction fee per million of 2%, primarily due to a change in product mix and our tiered volume pricing model.

 Transaction fees—active trading.  Transaction fees—active trading increased $2.4 million, or 19%, to $15.2 million for the six months ended June 30, 2012, compared to $12.8 million for the six months ended June 30, 2011. The increase in revenues was driven by a 26% increase in trading volume due primarily due to an increase in active trading clients as well as an increase in the average volume per client. This increase was partially offset by a decrease in the average transaction fee per million of 6% primarily due to tiered volume pricing.

User, settlement, and license fees.  User, settlement, and license fees increased $1.1 million, or 9%, to $14.6 million for the six months ended June 30, 2012, compared to $13.5 million for the six months ended June 30, 2011. The increase was primarily attributable to $0.5 million in increased license fees for our white-labeled enterprise solutions, $0.2 million in increased fees related to post-trade messaging for transaction settlement and $0.2 million in increased user fees.

Operating Expenses

Our operating expenses increased $6.3 million, or 17%, to $43.3 million for the six months ended June 30, 2012, compared to $37.0 million for the six months ended June 30, 2011. The increase in operating expenses was primarily due to an increase in salaries and benefits of $2.2 million, technology expenses of $0.8 million, general and administrative expenses of $1.1 million and professional fees of $1.9 million.

Salaries and benefits.  Salaries and benefits increased $2.2 million, or 9%, to $26.8 million for the six months ended June 30, 2012, compared to $24.6 million for the six months ended June 30, 2011. This increase was primarily attributable to an increase in salaries and benefits and cash-based incentive compensation of $2.8 million due to increased headcount and compensation levels to support the growth in our business and $0.5 million in non-recurring costs related to the Company’s initial public offering, partially offset by a decrease of $1.1 million in stock-based compensation.  Stock-based compensation was higher in the prior period primarily due to the issuance of approximately 1.3 million stock options during the fourth quarter of 2010, which are accounted for under the graded vesting method.

Technology.  Technology expenses increased $0.8 million, or 27%, to $3.8 million for the six months ended June 30, 2012, compared to $3.0 million for the six months ended June 30, 2011. The increase was primarily attributable to the increase in technology related costs associated with the growth in our business.

General and administrative.  General and administrative expenses increased $1.1 million, or 37%, to $4.1 million for the six months ended June 30, 2012, compared to $3.0 million for the six months ended June 30, 2011. The increase was primarily attributable to $0.4 million in increased occupancy costs to support the growth in our business, $0.3 million in non-recurring costs related to the Company’s initial public offering and $0.5 million in ongoing public company costs, which were partially offset by a decrease in bad debt expense of $0.2 million.

Professional fees.  Professional fees increased $1.9 million, or 239%, to $2.6 million for the six months ended June 30, 2012, compared to $0.8 million for the six months ended June 30, 2011. The increase in professional fees was primarily attributable to

$0.7 million non-recurring accounting, legal and consultant fees associated with our initial public offering, $0.3 million in ongoing public company costs, $0.3 million in legal fees incurred in connection with the merger agreement entered into on July 8, 2012 (see Note 11 to the Consolidated Financial Statements), and $0.3 million in consulting fees related to the proposed move of our London offices which was cancelled due to the merger agreement.

Depreciation and amortization.  Depreciation and amortization expenses increased $0.4 million, or 7%, to $5.2 million for the six months ended June 30, 2012, compared to $4.9 million for the six months ended June 30, 2011. The increase was primarily attributable to $6.1 million in purchases of property and equipment during the last half of 2011 and the first half of 2012, which were primarily related to upgrades to our datacenters.

Provision for income taxes

Provision for income taxes decreased $1.3 million, or 16%, to $7.2 million for the six months ended June 30, 2012, compared to $8.5 million for the six months ended June 30, 2011. The decrease in our provision for income taxes was primarily due to a $1.9 million decrease in our pre-tax income and a decrease in our effective income tax rate from 42.8% to 39.8%. The decrease in our effective income tax rate was due to changes in the way we apportion our income to the states where we conduct business.

Liquidity and Capital Resources

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Overview of Our Debt and Liquidity

As of June 30, 2012, we had $61.5 million in cash and cash equivalents and $7.2 million in investments available-for-sale. These balances are maintained primarily to support operating activities and for capital expenditures and for short-term access to liquidity. As of June 30, 2011, our regulatory capital requirements were $1.0 million.

On January 24, 2012, our board of directors declared a pro rata dividend of $2.23 per share, or approximately $63.1 million in the aggregate, to record holders of our outstanding Series A Preferred Stock and common stock, and a dividend equivalent payment, as an anti-dilution measure, of $2.23 per share of common stock underlying each vested stock option to holders of outstanding vested stock options, for an aggregate payment to these option holders of approximately $6.9 million. The Company paid the dividend and dividend equivalent payments in February 2012.

Historically, we have funded our operations and met our capital expenditure requirements primarily from our cash flows provided by operating activities and through equity financing. Our principal uses of cash have been for funding our operating expenses, capital expenditures and acquisitions.

On January 26, 2012, we entered into a revolving credit facility with Bank of America, N.A., as agent, and the lenders party thereto from time to time (the “Revolving Credit Facility”) which became effective on February 14, 2012 upon the consummation of our initial public offering. The Revolving Credit Facility provides for an aggregate maximum borrowing of $65.0 million and has a three-year term. The Revolving Credit Facility has an increase option which will permit the aggregate commitments to be increased, upon our request and subject to existing or new lenders providing such incremental commitments, to $75.0 million. Such increase in commitments is subject to the satisfaction of customary closing conditions. The Revolving Credit Facility has a $5.0 million sublimit for swingline loans.  As of June 30, 2012, there were no borrowings outstanding under the Revolving Credit Facility.

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

Cash Flows

The table below summarizes our primary uses of cash for the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Net cash provided by (used in):
Operating activities	$12,565	$13,346
Investing activities	(9,085)	(3,771)
Financing activities	(69,676)	—
Net increase (decrease) in cash and cash equivalents	(66,196)	$9,575

Operating activities

Net cash provided by operating activities was $12.6 million for the six months ended June 30, 2012, compared to $13.3 million for the six months ended June 30, 2011. The decrease of $0.8 million in net cash provided by operating activities was primarily attributable to a decrease in net income of $0.5 million and greater increases in working capital and other assets of $2.3 million primarily related to income taxes, partially offset by a increase of $2.1 million in non-cash expenses related to depreciation and amortization, stock-based compensation, bad debt expense, deferred taxes, amortization of deferred financing costs and deferred rent.

Investing activities

Net cash used in investing activities was $9.1 million for the six months ended June 30, 2012, compared to $3.8 million for the six months ended June 30, 2011. The increase in net cash used in investing activities was primarily due to a $2.3 million receipt of a claw-back in June 2011 related to an acquisition, a $1.2 million increase in property and equipment purchases, and a $1.8 million increase in capitalized software.  The property and equipment purchases and capitalized software increases were primarily attributable to upgrades to our datacenters and the continued development of our trading platform.

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

Financing activities

Net cash used in financing activities was $69.7 million for the six months ended June 30, 2012, which consisted of $70.0 million in dividend and dividend equivalent payments in February 2012 and the payment of $0.8 million in deferred financing costs, partially offset by $1.1 million in proceeds from the exercise of stock options.

Inflation

We believe inflation has not had a material effect on our financial condition or results of operations in the three and six months ended June 30, 2012 or 2011.

Off-Balance Sheet Arrangements

As of June 30, 2012 and 2011, we did not have any off-balance sheet arrangements.

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

Item 3.                    Quantitative and Qualitative Disclosure About Market Risk.

Interest Rate Risk

Interest rate risk represents our exposure to interest rate changes with respect to the money market instruments and short-term fixed income securities in which we invest. As of June 30, 2012, we had $61.5 million in cash and cash equivalents and $7.2 million in investments available-for-sale.  We currently derive a minimal amount of interest income on our cash balances as interest rates are near zero. Based on our cash and cash equivalents at June 30, 2012, we estimate that a 100 basis point increase in interest rates would increase our annual pre-tax income by approximately $0.6 million.

Foreign Currency Risks

We are also exposed to market risk from changes in foreign currency exchange rates, which could affect operating results as well as our financial position and cash flows. Our foreign currency exposures include the British Pound, Singapore Dollar, Australian Dollar, Hong Kong Dollar, Japanese Yen, Euro, Swiss Franc and Indian Rupee because of transactions denominated in these currencies. Fluctuations in the rate of exchange between the U.S. dollar and these foreign currencies could adversely affect our financial results. For the three and six months ended June 30, 2012, approximately 19% and 20%, respectively, of our operating expenses were incurred in currencies other than the U.S. dollar, mainly the British Pound.

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

Regulatory Risk

Various foreign government bodies and self-regulatory organizations responsible for overseeing our business activities require that we maintain specified minimum levels of regulatory capital in our operating subsidiaries. If not properly monitored or adjusted, our regulatory capital levels could fall below the required minimum amounts set by our regulators, which could expose us to various sanctions ranging from fines and censure to the imposition of partial or complete restrictions on our ability to conduct business. To mitigate this risk, we periodically evaluate the levels of regulatory capital at each of our operating subsidiaries and adjust the amounts of regulatory capital in each operating subsidiary as necessary to ensure compliance with all regulatory capital requirements. This may increase or decrease as required by regulatory authorities from time to time. We also maintain excess regulatory capital to provide liquidity during periods of unusual or unforeseen market volatility, and we intend to continue to follow this policy. In addition, we monitor regulatory developments regarding capital requirements to be prepared for increases in the required minimum levels of regulatory capital that may occur from time to time in the future. As of June 30, 2012, we had $1.0 million in regulatory capital requirements at our regulated subsidiaries, the majority of which related to our India subsidiary.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 27, 2012, a putative stockholder class action complaint was filed in the Chancery Court of the State of Delaware, captioned Rubin v. FX Alliance, Inc., Case No. 7730. The complaint names as defendants the Company, Philip J. Weisberg, Kathleen Casey, Caroline [sic] Christie, James L. Fox, Gerald D. Putnam, Jr., John C. Rosenberg, Peter Tomozawa, Robert Trudeau, Thomson Reuters Corporation, Thomcorp Holdings Inc., and CB Transaction Corp. The complaint alleges generally that all defendants have breached their fiduciary duties by failing to properly value the Company, failing to take steps to maximize the value of the Company to its public shareholders, employing efforts to unfairly coerce the Company’s public shareholders to approve the deal, and in favoring their own interests over those of the Company’s public shareholders. The complaint further alleges that the Company and Thomson Reuters Corporation have aided and abetted defendants in breaching their fiduciary duties. The complaint seeks an injunction prohibiting consummation of the proposed transaction, rescission of the transaction (in the event the transaction has already been consummated), imposition of a constructive trust, compensatory and/or rescissory damages, and costs and disbursements, including expenses, attorneys’ and experts’ fees. The Company believes the plaintiffs’ allegations lack merit and will vigorously contest them.

Item 1A.                 Risk Factors.

 “Part I. Item 1A.—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report”) includes a discussion of our risk factors. Set forth below is a discussion of the material changes to our risk factors previously disclosed in the 2011 Annual Report.  The information below updates, and should be read in conjunction with, the risk factors in our 2011 Annual Report.  The risks described in our 2011 Annual Report and below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Our pending merger with affiliates of Thomson Reuters Corporation may cause disruption in our business and, if the pending merger does not occur, we will have incurred significant expenses, may need to pay a termination fee under the merger agreement and our stock price may decline.

We have entered into the Merger Agreement with Parent, Merger Sub, and, solely with respect to Section 9.13 of the Merger Agreement, Thomson Reuters Corporation, dated July 8, 2012, pursuant to which Merger Sub commenced a tender offer (the “Offer”) on July 18, 2012 to acquire all of our issued and outstanding shares of common stock at a purchase price of $22.00 per share. Following the consummation of the Offer and subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company.

The announcement of the pending merger, whether or not consummated, may result in a loss of key personnel and may disrupt our sales and operations, which may have an impact on our financial performance. The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the merger, but includes certain contractual restrictions on the conduct of our business that may affect our ability to execute on our business strategies and attain our financial goals. Additionally, the announcement of the pending merger, whether or not consummated, may impact our relationships with third parties.

Consummation of the merger is subject to various customary conditions, including approval of the merger by the holders of a majority of our common stock, the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other applicable regulatory approvals. In addition, the Merger Agreement contains certain other termination rights for both the Company and Parent and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be obligated to pay Parent a termination fee of $14.5 million.

We cannot predict whether the closing conditions for the pending merger set forth in the Merger Agreement will be satisfied. As a result, there can be no assurance that the pending merger will be completed. If the closing conditions for the pending merger set forth in the Merger Agreement are not satisfied or waived pursuant to the Merger Agreement, or if the merger is not completed for any other reason, the market price of our common stock may decline.

These matters, alone or in combination, could have a material adverse effect on our business, financial condition, results of operations and stock price.

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

Item 4.                    Mine Safety Disclosures.

Not Applicable.

Item 5.                    Other Information.

None.

Item 6.                    Exhibits.

See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FX ALLIANCE INC.
(Registrant)

Dated: August 6, 2012	By:	/s/ Philip Z. Weisberg
Name: Philip Z. Weisberg
Title: Chief Executive Officer

Dated: August 6, 2012	By:	/s/ John W. Cooley
Name: John W. Cooley
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certificate by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements from FX Alliance Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 6, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statement of Stockholders’ Equity and (iv) the Notes to Consolidated Financial Statements.